Form 10-Q
period 1995-03-31
ERC INDUSTRIES INC /DE/
filed 1995-05-15
CIK 775477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------   ------------

Commission File No. 0-14439
                    -------

                              ERC INDUSTRIES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      76-0382879
              --------                                      ----------
    (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
     incorporation or organization)

    2906 Holmes Road, Houston, Texas                           77051
    --------------------------------                          -------
(Address of principal executive offices)                     (Zip Code)

                                 (713) 733-9301
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   x   No
                                  -----   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at May 12, 1995
             -----                               ---------------------------
  Common stock, $0.01 par value                        13,863,656 shares

                              ERC INDUSTRIES, INC.

                                     INDEX

                                                                           PAGE
PART I

FINANCIAL INFORMATION:

  Condensed Balance Sheets -
     March 31, 1995 (Unaudited) and December 31, 1994....................  2

  Condensed Statements of Income
     (Unaudited) - Three Months Ended March 31, 1995 and March 31, 1994..  3

  Condensed Statements of Cash Flows
     (Unaudited) - Three Months Ended March 31, 1995 and March 31, 1994..  4

  Notes to Condensed Financial Statements................................  5

  Management's Discussion and Analysis...................................  7

PART II

OTHER INFORMATION........................................................  9

  Signature Page......................................................... 10


                         Part I. FINANCIAL INFORMATION
                            ERC  INDUSTRIES,  INC.
                                BALANCE  SHEET
                                (in thousands)

                                               March 31,     December 31,
                                                  1995           1994
                                               ---------     ------------
                                              (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                  $     -        $   312
   Trade accounts receivable, net of
    allowance for doubtful accounts of $551
    and $512, respectively                      5,608          5,664
   Inventory                                    7,687          6,936
   Prepaid expenses and other current
    assets                                        217             57
   Deferred tax asset                             441            434
                                              -------        -------
          Total current assets                 13,953         13,403

Property, plant and equipment, net              3,108          3,102
Other assets                                      522            701
Excess cost over net assets acquired, net       1,859          1,913
                                              -------        -------
                                              $19,442        $19,119
                                              =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Long-term debt due within one year         $   481        $   533
   Line of credit                               2 175              -
   Accounts payable                             2,620          3,607
   Other accrued liabilities                    1,349          1,326
                                              -------        -------
          Total current liabilities             6,625          5,466
                                              -------        -------
Long-term debt                                  2,019          2,841
Deferred taxes                                    129            129
                                              -------        -------
                                                2,148          2,970
                                              -------        -------

Commitments and contingencies                       -              -

Shareholders' equity:
   Preferred stock, par value $1;
    authorized and unissued -
    10,000,000 shares                               -              -
   Common stock, par value $.01;
    authorized - 30,000,000
    shares; issued and outstanding -
    13,863,656 shares                             139            139
   Additional paid-in capital                   5,232          5,232
   Retained earnings from January 10, 1989      5,298          5,312
                                              -------        -------
          Total shareholders' equity           10,669         10,683
                                              -------        -------
                                              $19,442        $19,119
                                              =======        =======



                      See notes to financial statements.

                            ERC  INDUSTRIES,  INC.
                             STATEMENTS  OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         Three Months Ended:
                                                               March 31,
                                                       -----------------------
                                                         1995          1994
                                                       ---------    ----------
Revenues                                                $ 7,920       $ 7,467
Cost of goods sold                                        6,016         5,646
                                                        -------       -------
   Gross profit                                           1,904         1,821
Selling, general and administrative
 expenses                                                 1,855         1,797
                                                        -------       -------
Operating income                                             49            24
                                                        -------       -------
Other (income) expense:
   Interest expense                                          90            48
   Other, net                                               (20)          (36)
                                                        -------       -------
                                                             70            12
                                                        -------       -------
(Loss) income before (benefit)
 provision for income taxes                                 (21)           12
(Benefit) provision for income taxes                         (7)           11
                                                        -------       -------
Net (loss) income                                       $   (14)      $     1
                                                        =======       =======
Net income per share                                    $  none       $  none
                                                        =======       =======
Weighted average number of shares
   outstanding                                           13,864        13,864
                                                        =======       =======

                      See notes to financial statements.

                            ERC  INDUSTRIES,  INC.
                          STATEMENTS  OF  CASH  FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Three Months Ended:
                                                                 March 31,
                                                         -------------------------
                                                            1995             1994
                                                         ---------        --------
CASH  FLOWS  FROM  OPERATING
 ACTIVITIES:
   Net (loss) income                                     $    (14)        $      1
   Adjustments to reconcile net (loss)
    income to net cash used in operating
    activities:
     Depreciation and amortization                            265              231
     Bad debt expense                                          40               38
     Deferred tax benefit                                      (7)            (377)
     (Gain) on sale of property, plant and equipment           (4)               -
     Non-cash charge for income taxes                           -              377
     (Decrease) increase in other assets                      156               (1)
     Net effect of changes in operating accounts           (1,859)          (1,932)
                                                          -------          -------
            Net cash used in operating activities          (1,423)          (1,663)
                                                          -------          -------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Purchases of property, plant and equipment                (182)            (428)
   Proceeds from sale of property, plant and equipment         10                -
                                                          -------          -------
            Net cash used in investing activities            (172)            (428)
                                                          -------          -------
CASH  FLOWS  FROM  FINANCING ACTIVITIES:
   Line of credit borrowings, net                           1,425            1,400
   Principal payments on long-term debt and capital
    lease obligations                                        (142)            (104)
   Payments pursuant to reorganization plan:
         Payments made on plan obligations                      -              (23)
                                                          -------          -------
            Net cash provided by financing activities       1,283            1,273
                                                          -------          -------
   Net decrease in cash and cash equivalents                 (312)            (818)

   Cash and cash equivalents, beginning of period             312            1,336
                                                          -------          -------
   Cash and cash equivalents, end of period               $     0          $   518
                                                          =======          =======


                    See  notes  to  financial  statements.

                              ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The information contained herein with respect to March 31, 1995 and the three months ended March 31, 1995 and 1994, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's annual report (Form 10-K) for the year ended December 31, 1994. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three months ended March 31, 1995 and 1994. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) The FASB No. 109, "Accounting for Income Taxes" requires recording deferred tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                    March 31,
                                                      1995
                                                   ----------
                                                   (thousands)
     Deferred tax liabilities:
       Tax over book depreciation.............       $   129
                                                     -------

       Total deferred tax liabilities.........           129
                                                     -------

     Deferred tax assets:
       Net operating loss.....................         7,925
       Tax over book inventory basis..........         1,129
       Other..................................           209
       Valuation allowance....................        (8,822)
                                                     -------

       Total deferred tax assets..............           441
                                                     -------

             Net deferred tax asset...........       $   312
                                                     =======

     At March 31, 1995, the Company had net operating loss carryforwards ("NOL Carryforwards") available to offset future taxable income in the approximate amount of $23,309,000. These amounts expire between the years 2001 and 2003. Special limitations exist under the law which may restrict utilization of the regular tax and alternative minimum tax NOL Carryforwards.

                              ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     The following is a summary of the provision for income taxes:

                                                      Three
                                                   Months Ended
                                                ------------------
                                                 1995        1994
                                                ------      ------
                                                    (thousands)
     Current -
         (due to alternative minimum tax)       $   -        $  11
     Non-cash charge in lieu
        of income taxes                             -          377
     Deferred benefit                              (7)        (377)
                                                -----        -----

     Credit, provision for income taxes         $  (7)       $  11
                                                =====        =====

The non-cash charges in lieu of income taxes represent the amount of income taxes the Company would pay absent the NOL Carryforwards which was generated before the Company affected a quasi-reorganization. Such charges are offset within shareholders' equity by an increase in additional paid-in capital.

 (3) The following is a summary of the net effect of the changes in operating accounts on cash flows from operating activities for the three months ended March 31, 1995 and March 31, 1994 (thousands):


                                                            March 31,
                                                   -------------------------
                                                     1995             1994
                                                   --------          -------
     Decrease (increase) in trade                  $    16           $  (556)
     accounts receivable
     (Increase) in inventories                        (751)           (1,583)
     (Increase) decrease in prepaid                   (160)               63
     expenses and other current assets
     (Decrease) in accounts payable                   (987)             (112)
     Increase in other accrued                          23               256
     liabilities                                   -------           -------

     Net effect of changes in operating
      accounts                                     $(1,859)          $(1,932)
                                                   =======           =======

     The Company made the following cash payments: (i) interest of $71,000 and $30,000 for the three months ended March 31, 1995 and 1994, respectively, and (ii) income taxes of $1,750 and $5,000 for the three months ended March 31, 1995 and 1994, respectively.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, decreased by 6.9% to 705 for the three months ended March 31, 1995, compared with 757 for the three months ended March 31, 1994. The average active rig count is a clear indicator of the market in which the Company operates.

The Company's revenues however, increased by $453,000 for the three months ended March 31, 1995 to $7,920,000 from $7,467,000 for the three months ended March 31, 1994, a 6.1% increase contrasted with the 6.9% rig count decrease. The increase in revenues is principally the result of (i) certain large customers increasing their levels of activity and (ii) an increase in the Company's
customer base.   Historically, market activity generally improves during the last three quarters of the fiscal year.

The gross margin for the three months ended March 31, 1995 increased by $83,000 to $1,904,000, from $1,821,000 for the three months ended March 31, 1994. The gross profit percentage was 24.0% for the three months ended March 31, 1995 compared with 24.4% for the three months ended March 31, 1994.

Selling, general and administrative expenses increased by $58,000 to $1,855,000 for the three months ended March 31, 1995 from $1,797,000 for the three months ended March 31, 1994. The primary reason for the increase was due to costs associated with international marketing efforts and additional sales personnel.

The Company generated operating income of $49,000 for the three months ended March 31, 1995 compared with operating income of $24,000 for the three months ended March 31, 1994. The increase in operating profit was due to an increase in sales offset by an increase in selling, general and administrative expenses.

Other expense, net increased by $58,000. This was principally due to an increase in interest expense as a result of higher inventory levels since March of 1994, which required an increase in the company's line of credit borrowing.

The provision for income taxes for the three months ended March 31, 1995 and 1994 resulted in a benefit of $7,000 and a charge of $11,000, respectively. The current provision for income taxes of $11,000 for the three months ended March 31, 1994 represents a provision for alternative minimum taxes.

Liquidity and Capital Resources

Working capital decreased by $609,000 to $7,328,000 at March 31, 1995 compared with $7,937,000 at December 31, 1994. The decrease in working capital was due to the reclassification of the line of credit facility from a long term obligation to a short term obligation maturing on February 26, 1996. This was the result of a February 27, 1995 amendment of the Company's line of credit agreement. The amendment also resulted in the bank lowering its lending rate by one-half of one percent (.50%) from the bank's prime rate. The bank reduced one of its restrictive covenants which requires the Company to maintain total liabilities to a net worth ratio of 1 to 1, (previously it was .85 to 1).

The line of credit balance at March 31, 1995 was $2,175,000 compared with $750,000 at December 31, 1994. The increase in the line of credit was due to increased inventory levels of approximately $751,000, a decrease in the trade
payables balance of $987,000 and capital expenditures of $182,000.   Long term
debt as a percentage of shareholder's equity decreased to 23.4% as of March 31, 1995 compared with 31.6% as of December 31, 1994. This was due to the reclassification of the Company's line of credit from long-term to short-term.

Pursuant to the Company's long-term debt agreements, approximately $481,000 in principal payments are due over the next twelve months. In addition, the
Company's line of credit facility expires February 26, 1996.   The Company
anticipates extending its line of credit facility prior to its expiration. The Company believes cash generated from operations, along with its line of credit facility will be adequate to fund its operations for at least the next twelve months.

As of March 31, 1995, the Company had $150,000 in letter of credit obligations outstanding under the credit agreement and $2,175,000 in line of credit borrowings, leaving a balance of $675,000 maximum amount available for borrowings. The Company believes that it is currently in compliance with all covenants under the credit agreement.

The Company currently anticipates incurring capital expenditures of approximately $491,000 through 1995, principally for manufacturing equipment, plant improvements and vehicle purchases. The Company expects to fund these expenditures from cash provided by operations, additional capital lease obligations and from the Company's line of credit facility.

                          Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is involved in various claims and disputes in the normal course of its business. Management of the Company believes the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2.  Changes in Securities.

         None.


Item 3.  Defaults Upon Senior Securities.

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibits are included herein: Long term incentive plan ("Stock Appreciation Rights Plan"), dated November 8, 1994 for the Company's key employees.

         (b)  Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 1995                              ERC INDUSTRIES, INC.
                                            -----------------------------




                                            /s/
                                            -----------------------------
                                                    Richard H. Rau
                                           President, Secretary & Director



                                            /s/
                                            -----------------------------
                                                    Carl R. Caldwell
                                              Controller & Chief Accounting
                                                         Officer

                                    EXHIBITS