Form 10-Q
period 1995-06-30
ERC INDUSTRIES INC /DE/
filed 1995-08-11
CIK 775477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439
                    -------

                              ERC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        76-0382879
 (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
  incorporation or organization)

   2906 Holmes Road, Houston, Texas                         77051
(Address of principal executive offices)                 (Zip Code)

                                 (713) 733-9301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [x]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at August 11, 1995
            -----                         ------------------------------
 Common stock, $0.01 par value                  13,863,656 shares

                              ERC INDUSTRIES, INC.

                                     INDEX


                                                                   PAGE

PART I

FINANCIAL INFORMATION:

 Condensed Balance Sheets -
  June 30, 1995 (unaudited) and December 31, 1994..................  2

 Condensed Statements of Income
  (Unaudited) - Three and Six Months Ended June 30, 1995 and 1994..  3

 Condensed Statements of Cash Flows
  (Unaudited) - Six Months Ended June 30, 1995 and 1994............  4

 Notes to Condensed Financial Statements...........................  5

 Management's Discussion and Analysis..............................  7

PART II

OTHER INFORMATION.................................................. 10

 Signature Page.................................................... 11

                         PART I. FINANCIAL INFORMATION
                              ERC INDUSTRIES, INC.
                                 BALANCE SHEET
                                (in thousands)


                                                     June 30,     December 31,
                                                       1995           1994
                                                     --------     ------------
                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $    --        $   312
  Trade accounts receivable, net of allowance for
   doubtful accounts of $593 and $512, respectively     5,962          5,664
  Inventory                                             8,080          6,936
  Prepaid expenses and other current assets               185             57
  Deferred tax asset                                      448            434
                                                      -------        -------
    Total current assets                               14,675         13,403

Property, plant and equipment, net                      3,069          3,102
Other assets                                              494            701
Excess cost over net assets acquired, net               1,805          1,913
                                                      -------        -------
                                                      $20,043        $19,119
                                                      =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt due within one year                  $   478        $   533
  Line of credit                                        2,825             --
  Accounts payable                                      2,502          3,607
  Other accrued liabilities                             1,571          1,326
                                                      -------        -------
    Total current liabilities                           7,376          5,466
                                                      -------        -------
Long-term debt                                          1,938          2,841
Deferred taxes                                            129            129
                                                      -------        -------
                                                        2,067          2,970
                                                      -------        -------
Commitments and contingencies                              --             --

Shareholders' equity:
  Preferred stock, par value $1; authorized and
   unissued--10,000,000 shares                             --             --
  Common stock, par value $.01; authorized--
   30,000,000 shares; issued and outstanding--
   13,863,656 shares                                      139            139
  Additional paid-in capital                            5,232          5,232
  Retained earnings from January 10, 1989               5,229          5,312
                                                      -------        -------
    Total shareholders' equity                         10,600         10,683
                                                      -------        -------
                                                      $20,043        $19,119
                                                      =======        =======

                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                             STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                       Three Months Ended:    Six Months Ended:
                                             June 30,             June 30,
                                       --------------------   ------------------
                                         1995        1994       1995      1994
                                       --------    --------   --------  --------
Revenues                               $ 8,523      $ 7,602   $16,443   $15,069
Cost of goods sold                       6,525        5,825    12,541    11,471
                                       -------      -------   -------   -------
  Gross profit                           1,998        1,777     3,902     3,598

Selling, general and administrative
 expenses                                1,975        1,820     3,830     3,617
                                       -------      -------   -------   -------
Operating income (loss)                     23          (43)       72       (19)
                                       -------      -------   -------   -------
Other (income) expense:
  Interest expense                         107           94       197       142
  Other, net                                (8)          --       (28)      (36)
                                       -------      -------   -------   -------
                                            99           94       169       106
                                       -------      -------   -------   -------

Loss before provision (benefit) for
 income taxes                              (76)        (137)      (97)     (125)

Provision (benefit) for income taxes        (7)          --       (14)       11
                                       -------      -------   -------   -------

Net loss                               $   (69)     $  (137)  $   (83)  $  (136)
                                       =======      =======   =======   =======

Net loss per share                     $  none      $  (.01)  $  (.01)  $  (.01)
                                       =======      =======   =======   =======

Weighted average number of shares
 outstanding                            13,864       13,864    13,864    13,864
                                       =======      =======   =======   =======

                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                       Six Months Ended:
                                                            June 30,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                  $   (83)     $  (136)
  Adjustments to reconcile net (loss) income to
   net cash used in by operating activities:
   Depreciation and amortization                         535          483
   Bad debt expense                                       83           76
   Deferred tax benefit                                  (14)        (377)
   (Gain) on sale of property, plant and equipment        (4)          (9)
   Non-cash charge for income taxes                       --          377
   (Decrease) increase in other assets                   162           10
   Net effect of changes in operating accounts        (2,513)      (3,461)
                                                     -------      -------
     Net cash used in operating activities            (1,834)      (3,037)
                                                     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (340)        (530)
  Proceeds from sale of property, plant and
   equipment                                              13           11
                                                     -------      -------
     Net cash used in investing activities              (327)        (519)
                                                     -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of credit borrowings, net                       2,075        2,800
  Principal payments on long-term debt and
   capital lease obligations                            (226)        (244)
  Payments pursuant to reorganization plan:
    Payments made on plan obligations                     --          (23)
                                                     -------      -------
     Net cash provided by financing activities         1,849        2,533
                                                     -------      -------
  Net decrease in cash and cash equivalents             (312)      (1,023)

  Cash and cash equivalents, beginning of period         312        1,336
                                                     -------      -------
  Cash and cash equivalents, end of period           $     0      $   313
                                                     =======      =======

                       See notes to financial statements.

                              ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The information contained herein with respect to June 30, 1995 and the three and six month ended June 30, 1995 and 1994, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's annual report (Form 10-K) for the year ended December 31, 1994. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six months ended June 30, 1995 and 1994. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) FASB No. 109, "Accounting for Income Taxes" requires recording deferred tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                     June 30,
                                       1995
                                       ----
                                   (in thousands)

Deferred tax liabilities:
  Tax over book depreciation......     $   129
                                       -------

  Total deferred tax liabilities..         129
                                       -------

Deferred tax assets:
  Net operating loss..............       7,932
  Tax over book inventory basis...       1,129
  Other...........................         209
  Valuation allowance.............      (8,822)
                                       -------

  Total deferred tax assets.......         448
                                       -------

    Net deferred tax asset........     $   319
                                       =======

At June 30, 1995 the Company had net operating loss carryforwards available to offset future taxable income in the approximate amount of $23,329,000. These amounts expire between the years 2001 and 2003. Special limitations exist under the law which may restrict utilization of the regular tax and alternative minimum tax net operating loss carryforwards.

(3) The following is a summary of the provision for income taxes for the three and six months ended June 30 (in thousands):

                                            Three Months Ended       Six Months Ended
                                                  June 30,              June 30,
                                             1995       1994         1995      1994
                                           --------   --------      ------   --------

     Current - federal
       (due to alternative minimum tax)       $   -      $   -      $   -       $  11
     Non-cash charge
       in lieu of federal income taxes            -          -          -         377
     Deferred benefit                            (7)         -        (14)       (377)
                                              -----      -----      -----       -----
     Provision for income taxes               $  (7)     $   -      $ (14)      $  11
                                              =====      =====      =====       =====

The non-cash charges in lieu of income taxes represent the amount of income taxes the Company would pay absent the net operating loss carryforward which was generated before the Company effected a quasi-reorganization. Such charges are offset within shareholders' equity by an increase in additional paid-in capital.

(4) The following is a summary of the net effect of the changes in operating accounts on cash flows from operating activities for the six months ended (in thousands):

                                                    June 30,   June 30,
                                                      1995       1994
                                                    ---------  ---------

     Trade accounts receivable, net                  $  (381)   $  (987)
     Inventories                                      (1,144)    (2,149)
     Prepaid expenses and other current assets          (128)       220
     Accounts payable                                 (1,105)      (694)
     Other accrued expenses                              245        203
     Excess cost over net assets                           -        (54)
                                                     -------    -------

     Net effect of changes in operating accounts     $(2,513)   $(3,461)
                                                     =======    =======

The Company made the following cash payments: (i) interest of $181,000 and $119,000 for the six months ended June 30, 1995 and 1994, respectively, and (ii) income taxes of $6,800 and $28,000 for the six months ended June 30, 1995 and 1994, respectively.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was 677 for the three months ended June 30, 1995 compared with 734 for the three months ended June 30, 1994, a 7.8% decrease. For the six months ended June 30, 1995 the rig count decreased by 7.4% to 691 compared with 746 for the comparable period last year. The average active rig count is a clear indicator of the market in which the Company operates based on prior years' experience.

In contrast to the change in the rig count, the Company's revenues increased by $921,000 (12.1%) to $8,523,000 for the three month period ended June 30, 1995, from $7,602,000 for the three month period ended June 30, 1994. In addition, the Company's six month revenues increased by $1,374,000 (9.1%) to $16,443,000 for the six months ended June 30, 1995, from $15,069,000 for the six months ended June 30, 1994. The increase in revenues is principally the result of (i) certain large customers increasing their levels of activity and (ii) an increase in the Company's customer base.

Cost of goods sold increased by $700,000 and $1,070,000 for the three and six month periods ended June 30, 1995 and 1994, respectively. Gross profit margins remained at 23.4% for the three month period ended June 30, 1995 compared with the three months ended June 30, 1994. Gross profit margins for the six month period ended June 30, 1995 changed to 23.7% from 23.9% for the six months ended June 30, 1994.

Selling, general and administrative (SG&A) expenses increased by $155,000 to $1,975,000 for the three month period ended June 30, 1995 compared with $1,820,000 for the three month period ended June 30, 1994. For the six month period ended June 30, 1995, SG&A increased by $213,000 to $3,830,000 from $3,617,000 for the six months ended June 30, 1994. SG&A expenses have increased due to costs associated with additional employment in connection with the Barton Wood operation, increases in our sales force, and severance costs associated with administrative terminations.

The Company generated an operating loss of $76,000 and $97,000 for the three and six months ended June 30, 1995 as compared with an operating loss of $137,000 and $125,000 for the same period last year. This improvement in operating profit is due to an increase in sales, partially offset by an increase in general and administrative expenses.

The provision for income taxes for the three and six months ended June 30, 1995 resulted in a benefit of $7,000 and $14,000, respectively. The provision for income taxes for the three and six months ended June 30, 1994 was $0 and $11,000. The $11,000 for the six months ended June 30, 1994 represents a provision for alternative minimum taxes.

Financial Position

Working Capital decreased by $638,000 to $7,299,000 at June 30, 1995 compared with $7,937,000 at December 31, 1994. The decrease in working capital was due to the reclassification of the line of credit facility from a long term obligation to a short term obligation maturing on February 26, 1996. This was the effect of a February 27, 1995 amendment which resulted in the bank lowering its lending rate by one-half of one percent (.50%) from the bank's prime rate.

The line of credit balance at June 30, 1995 was $2,825,000 compared with $750,000 at December 31, 1995. The increase in the line of credit was primarily due to increased inventory levels of approximately $1,145,000 and a reduction in trade payables of $1,105,000.

Pursuant to the Company's long-term debt agreements, approximately $478,000 in principal payments are due over the next twelve months.

As of June 30, 1995, the Company had $150,000 in letter of credit obligations outstanding under the credit agreement and $2,825,000 in line of credit borrowings, leaving a balance of $25,000 available for borrowings. The Company believes that it is currently in compliance with all covenants under the credit
agreement.    The Company is finalizing an agreement with its principal lender which will provide an additional $1,000,000 line of credit under the same terms and conditions of its present borrowing facility. The additional line of credit will be used to finance expansion and growth, as well as operational needs. The Company believes that amounts available under its current and additional line of credit facility, combined with cash generated from operations, are adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring for the remainder of 1995, capital expenditures of as much as $420,000, principally for manufacturing equipment, facility improvements and additions and vehicle purchases for use in its day-to-day operations. The Company expects to fund these expenditures from cash provided by operations, additional capital lease obligations and from the Company's line of credit facility.

                          Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is involved in various claims and disputes in the normal course of its business. Management of the Company believes the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Shareholders held on May 23, 1995, the shareholders of the Company re-elected to the Board of Directors, John Derek Prichard-Jones by a vote of 12,109,913 for and 85,476 against, and Raymond A. Johnson by a vote of 12,115,696 shares for and 79,693 against. George W. Tilley and Allister G. Langlands continue serving in their capacity as directors. The shareholders also ratified the appointment of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ending December 31, 1995 by a vote of 12,094,809 shares in favor and 61,736 shares abstaining.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 27--Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 11, 1995            ERC INDUSTRIES, INC.

                                  ---------------------------------------
                                                (Registrant)



                                           /s/ Wendell R. Brooks
                                  ---------------------------------------
                                             Wendell R. Brooks
                                                  President



                                           /s/ Carl R. Caldwell
                                  ---------------------------------------
                                             Carl R. Caldwell
                                  Controller and Chief Accounting Officer