Form 10-Q
period 1995-09-30
ERC INDUSTRIES INC /DE/
filed 1995-11-13
CIK 775477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439

                              ERC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                             76-0382879
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

  16920 Park Row, Houston, Texas                                 77084
(Address of principal executive offices)                       (Zip Code)

                                 (713) 398-8901
              (Registrant's telephone number, including area code)

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

            Class                            Outstanding at November 11, 1995
 Common stock, $0.01 par value                      13,863,656 shares

                              ERC INDUSTRIES, INC.



                                     INDEX



                                                                          PAGE
PART I

FINANCIAL INFORMATION:

 Condensed Balance Sheets -
  September 30, 1995 (unaudited) and December 31, 1994...................  2

 Condensed Statements of Income
  (Unaudited) - Three and Nine Months Ended September 30, 1995 and 1994..  3

 Condensed Statements of Cash Flows
  (Unaudited) - Nine Months Ended September 30, 1995 and 1994............  4

 Notes to Condensed Financial Statements.................................  5

 Management's Discussion and Analysis....................................  7

PART II

OTHER INFORMATION........................................................  9

 Signature Page.......................................................... 10


                         Part I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                            CONDENSED BALANCE SHEET
                                (in thousands)

                                                              September 30,     December 31,
                                                                  1995             1994
                                                              ------------      -----------
                                                               (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                                     $     -            $   312
   Trade accounts receivable, net of
    allowance for doubtful accounts of
    $428 and $512, respectively                                    7,206              5,664
   Inventory                                                       8,542              6,936
   Prepaid expenses and other
    current assets                                                    35                 57
   Deferred tax asset                                                527                434
                                                                 -------            -------
          Total current assets                                    16,310             13,403
   Property, plant and equipment, net                              2,990              3,102
   Other assets                                                      470                701
   Excess cost over net assets
    acquired, net                                                  1,751              1,913
                                                                 -------            -------
                                                                 $21,521            $19,119
                                                                 =======            =======
 Liabilities  and  Shareholders'  Equity

 Current liabilities:
   Long-term debt due within one year                            $   394            $   533
   Line of credit                                                  2,825                  -
   Accounts payable                                                3,934              3,607
   Other accrued liabilities                                       1,908              1,326
                                                                 -------            -------
          Total current liabilities                                9,061              5,466
                                                                 -------            -------
 Long-term debt                                                    1,917              2,841
 Deferred taxes                                                      129                129
                                                                 -------            -------
                                                                   2,046              2,970
                                                                 -------            -------

 Commitments and contingencies                                         -                  -

 Shareholders' equity:
   Preferred stock, par value $1; authorized and
          unissued - 10,000,000 shares                                 -                  -
   Common stock, par value $.01; authorized - 30,000,000
          shares; issued and outstanding - 13,863,656 shares         139                139

   Additional paid-in capital                                      5,232              5,232

   Retained earnings from January 10, 1989                         5,043              5,312
                                                                 -------            -------
          Total shareholders' equity                              10,414             10,683
                                                                 -------            -------
                                                                 $21,521            $19,119
                                                                 =======            =======

               See notes to condensed financial statements.

                             ERC INDUSTRIES, INC.
                        CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)


                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September  30,
                                                            ------------------           -----------------
                                                              1995      1994               1995     1994
                                                            -------   --------           -------  --------
Revenues                                                     $9,271     $8,584           $25,714   $23,653
Cost of goods sold                                            7,423      6,449            19,964    17,920
                                                             ------     ------           -------   -------
   Gross profit                                               1,848      2,135             5,750     5,733
                                                             ------     ------           -------   -------
Selling, general and administrative expenses                  1,992      1,659             5,832     5,276
                                                             ------     ------           -------   -------
   Operating income                                            (144)       476               (82)      457
                                                             ------     ------           -------   -------
Other (income) expense:
   Interest expense                                             117         93               314       235
   Other, net                                                     4        (42)              (34)      (78)
                                                             ------     ------           -------   -------
                                                                121         51               280       157
                                                             ------     ------           -------   -------
(Loss) income before (benefit) provision for
  income taxes                                                 (265)       425              (362)      300
(Benefit) provision for income taxes                            (79)       113               (93)      124
                                                             ------     ------           -------   -------
Net (loss) income                                            $ (186)    $  312           $  (269)  $   176
                                                             ------     ------           -------   -------
Net (loss) income per share                                  $ (.01)    $  .02           $  (.02)  $   .01
                                                             ------     ------           -------   -------
Weighted average number of shares outstanding                13,864     13,864            13,864    13,864
                                                             ======     ======           =======   =======



                 See notes to condensed financial statements.

                             ERC INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                              1995      1994
                                                            -------   -------
Cash  flows  from  operating  activities:
   Net (loss) income                                       $  (269)   $   176
   Adjustments to reconcile net (loss) income to
     net cash used in by operating activities:
         Depreciation and amortization                         778        756
         Bad debt expense                                      130          -
         Deferred tax (benefit) provision                      (93)       112
         (Gain) on sale of property, plant and equipment        (5)        (6)
         Non-cash charge for income taxes                        -          -
         Decrease (increase) in other assets                   163         (1)
         Net effect of changes in operating accounts        (2,347)    (3,571)
                                                           -------    --------
         Net cash used in operating activities              (1,643)    (2,534)
                                                           -------    --------
Cash  flows  from  investing  activities:

   Purchases of property, plant and equipment                 (411)      (563)
   Proceeds from sale of property, plant and equipment          14          8
                                                           -------    --------
         Net cash used in investing activities                (397)      (555)
                                                           -------    --------
Cash  flows  from  financing  activities:
   Line of credit  borrowings, net                           2,075      2,145
   Principal payments on long-term debt and capital
     lease obligations                                        (347)      (369)
   Payments pursuant to reorganization plan:
     Payments made on plan obligations                           -        (23)
                                                           -------    --------
         Net cash provided by financing activities           1,728       1,753
                                                           -------    --------
  Net decrease in cash and cash equivalents                   (312)     (1,336)
Cash and cash equivalents, beginning of period                 312       1,336
                                                           -------    --------
Cash and cash equivalents, end of period                   $     -    $      -
                                                           =======    ========

                      See notes to financial statements.

                              ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The information contained herein with respect to September 30, 1995 and the three and nine months ended September 30, 1995 and 1994, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's annual report (Form 10-K) for the year ended December 31, 1994. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine months ended September 30, 1995 and 1994. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) FASB No. 109, "Accounting for Income Taxes" requires recording deferred tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                       September 30,
                                           1995
                                       --------------
                                       (in thousands)
     Deferred tax liabilities:
       Tax over book depreciation......  $   129
                                         -------
       Total deferred tax liabilities..      129
                                         -------

     Deferred tax assets:
       Net operating loss..............    8,011
       Tax over book inventory basis...    1,129
       Other...........................      209
       Valuation allowance.............   (8,822)
                                         -------

       Total deferred tax assets.......      527
                                         -------

           Net deferred tax asset......  $   398
                                         =======

     At September 30, 1995 the Company had net operating loss carryforwards available to offset future taxable income in the approximate amount of $23,329,000. These amounts expire between the years 2001 and 2003. Special limitations exist under the law which may restrict utilization of the regular tax and alternative minimum tax net operating loss carryforwards.

(3) The following is a summary of the provision for income taxes for the three and nine months ended September 30 (in thousands):


                                               Three Months Ended    Nine Months Ended
                                                  September 30,        September 30,
                                                 1995       1994      1995      1994
                                               -------     -------   -------   -------

         Current - federal
           (due to alternative minimum tax)       $          $ (11)  $         $   0
         Non-cash charge
           in lieu of federal income taxes                    (377)                0
         Deferred benefit                           (79)       501       (93)    124
                                                  -----      -----     -----   -----
         Provision for income taxes               $ (79)     $ 113     $ (93)  $ 124
                                                  =====      =====     =====   =====

     The non-cash charge in lieu of income taxes represents the amount of federal income taxes that the Company would pay absent the net operating loss carryforward that was generated before the Company effected a quasi-reorganization. During the quarter ended September 30, 1994, the Company reversed the effect of the anticipated uses of the NOL's recognized as a deferred tax benefit of $377,000 during the first quarter of the year. Such charges or credits are offset by increases or decreases in additional paid-in capital.

(4) The following is a summary of the net effect of the changes in operating accounts on cash flows from operating activities for the nine months ended (in thousands):

                                                    September 30,   September 30,
                                                         1995            1994
                                                    --------------  --------------

     Trade accounts receivable, net                    $(1,672)        $(1,551)
     Inventories                                        (1,606)         (1,787)
     Prepaid expenses and other current assets              22             271
     Accounts payable                                      327            (455)
     Other accrued expenses                                582             241
     Excess cost over net assets                             -            (290)
                                                       -------         -------

     Net effect of changes in operating accounts       $(2,347)        $(3,571)
                                                       =======         =======

     The Company made the following cash payments: (i) interest of $314,000 and $216,441 for the nine months ended September 30, 1995 and 1994, respectively, and (ii) income taxes of $6,800 and $30,000 for the nine months ended September 30, 1995 and 1994, respectively.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was 746 for the three months ended September 30, 1995 compared with 783 for the three months ended September 30, 1994, a 4.7% decrease. For the nine months ended September 30, 1995 the rig count decreased by 6.6% to 709 compared with 759 for the comparable period last year. The average active rig count is a clear indicator of the market in which the Company operates based on prior years' experience.

In contrast to the change in the rig count, the Company's revenues increased by $687,000 (8.0%) to $9,271,000 for the three month period ended September 30, 1995, from $8,584,000 for the three month period ended June 30, 1994. In addition, the Company's nine month revenues increased by $2,061,000 (8.7%) to $25,714,000 for the nine months ended September 30, 1995, from $23,653,000 for the nine months ended September 30, 1994. The increase in revenues is principally the result of (i) certain large customers increasing their levels of activity, (ii) an increase in the Company's customer base, and (iii) increases in international business.

Cost of goods sold increased by $974,000 and $2,044,000 for the three and nine month periods ended September 30, 1995 and 1994, respectively. The decline in gross profit margins is primarily due to unfavorable manufacturing cost variances at the Barton Wood facility. These unfavorable variances were created by machine tool downtime. The Company has implemented a major machine refurbishment program to correct these problems.

Selling, general and administrative (SG&A) expenses increased by $333,000 to $1,992,000 for the three month period ended September 30, 1995 compared with $1,659,000 for the three month period ended September 30, 1994. For the nine month period ended September 30, 1995, SG&A increased by $556,000 to $5,832,000 from $5,276,000 for the nine months ended September 30, 1994. SG&A expenses have increased due to the opening of two additional domestic sales offices, increase in international sales personnel, administrative head count increases at Barton Wood, and one-time relocation and severance expenses.

The Company recorded operating losses of $265,000 and $362,000 for the three and nine months ended September 30, 1995, compared to an operating income of $425,000 and $300,000 for the three and nine months ended September 30, 1994. The operating loss for the three months ended September 30, 1995, is due to an increase in cost of goods sold associated with unfavorable manufacturing cost variances discussed above, combined with an increase in selling, general and administrative expenses relating principally to increased sales coverage as discussed above.

The provision for income taxes for the three and nine months ended September 30, 1995 resulted in a benefit of $79,000 and $93,000, respectively. The provision for income taxes for the three and nine months ended September 30, 1994 was $113,000 and $124,000.

Financial Position


Working Capital decreased by $688,000 to $7,249,000 at September 30, 1995 compared with $7,937,000 at December 31, 1994. The decrease in working capital was due to the reclassification of the line of credit facility from a long term obligation to a short term obligation maturing on February 26, 1996. This was the effect of a February 27, 1995 amendment which resulted in the bank lowering its lending rate by one-half of one percent (.50%).

The line of credit balance at September 30, 1995 was $2,825,000 compared with $750,000 at December 31, 1994. The increase in the line of credit was due to increased inventory levels of approximately $1,606,000 and increases in account receivables of approximately $1,672,000.

Pursuant to the Company's long-term debt agreements, approximately $394,000 in principal payments are due over the next twelve months.

As of September 30, 1995, the Company had $150,000 in letter of credit obligations outstanding under the credit agreement and $2,825,000 in line of credit borrowings, leaving a balance of $25,000 available for borrowings. The Company believes that it is currently in compliance with all covenants under the credit agreement. The Company has an agreement with its principal lender which will provide an additional $1,000,000 line of credit under the same terms and conditions of its present borrowing facility. The additional line of credit will be used to finance expansion and growth, as well as operational needs. The Company believes that amounts available under its current and additional line of credit facility, combined with cash generated from operations, are adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring for the remainder of 1995, capital expenditures of as much as $250,000, principally for manufacturing equipment, facility improvements and additions and vehicle purchases for use in its day-to-day operations. The Company expects to fund these expenditures from cash provided by operations, additional capital lease obligations and from the Company's line of credit facility.

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

          None.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          Exhibit 27--Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 11, 1995                            ERC INDUSTRIES, INC.

                                           _____________________________________
                                                       (Registrant)



                                                   /s/ Wendell R. Brooks
                                           -------------------------------------
                                                       Wendell R. Brooks
                                                          President



                                                    /s/ James E. Klima
                                           -------------------------------------
                                                        James E. Klima
                                                  Vice President and Chief
                                                      Financial Officer