Form 10-K
period 1995-12-31
ERC INDUSTRIES INC /DE/
filed 1996-04-01
CIK 775477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number  0-14439

                             ERC INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                        76-0382879
(State of incorporation)                    (I.R.S. Employer Identification No.)

   15835 Park Ten Place, Suite 115                   Houston, Texas 77084
(Address of principal executive offices)

Registrant's telephone number, including area code  (713) 398-8901

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
$0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1996 was $4,231,089.

The number of shares outstanding of the registrant's common stock, as of March 25, 1996 was 13,863,656.

                     Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

                             ERC INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                     PART I

PAGE

Item     1.  Business...........................................   3
Item     2.  Properties.........................................  10
Item     3.  Legal Proceedings..................................  10
Item     4.  Submission of Matters to a Vote of Security Holders  10

                                    PART II

Item     5.  Market for Registrant's Common Equity and Related
             Stockholder Matters................................  11
Item     6.  Selected Financial Data............................  12
Item     7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................  13
Item     8.  Financial Statements and Supplementary Data........  16
Item     9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.............  16

                                    PART III

Item    10.  Directors and Executive Officers of the Registrant.  17
Item    11.  Executive Compensation.............................  17
Item    12.  Security Ownership of Certain Beneficial Owners and
             Management.........................................  17
Item    13.  Certain Relationships and Related Transactions.....  17

                                    PART IV

Item    14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K........................................  18

Signatures......................................................  21

                                     PART I

ITEM 1.   BUSINESS

GENERAL

ERC Industries, Inc., a Delaware corporation (the "Company"), is an oilfield service company engaged in the manufacture, remanufacture and servicing of oilfield wellhead equipment.

In October of 1992, the Company's predecessor, ERC Industries, Inc., a Delaware corporation ("Old ERC") incorporated the Company as a wholly owned subsidiary. Old ERC merged into this wholly owned subsidiary after the stockholders of Old ERC approved the transaction at a special meeting held on April 16, 1993. Effective with the merger, the Company changed its name to ERC Industries, Inc. For further discussion, see "Merger" below.

On December 10, 1992, John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the laws of the United Kingdom, completed the purchase of approximately 47% of the issued and outstanding shares of Common Stock of Old ERC. In March, 1996, Wood Group purchased additional shares and now owns approximately 58% of the Company. The Company has been advised that Wood Group is recognized as the United Kingdom's largest indigenous oil service company, having over 20 years experience in servicing the oil and gas industries. For further discussion, see "Merger - Background."

On November 16, 1993, the Company entered into an agreement with Barton Industries, Inc. ("Barton") of Shawnee, Oklahoma, and three secured creditors of Barton. The agreement provided for the purchase of Barton's valve business and certain of its assets. The Barton business is now a division of the Company known as "Barton Wood," the name of the founder of the valve and the name of the principal stockholder of the Company. For a further discussion, see "Barton Wood Business Development" and "Barton Wood Operations" below and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Where the context requires, the term "Company" as used herein shall also refer to Old ERC.


OPERATIONS

The equipment and components offered by the Company are comprised of items manufactured by the Company in its own facilities, consisting principally of wellhead equipment and valves, and items acquired and reconditioned under the Company's wellhead management program and new products acquired from other manufacturers. The services offered by the Company consist of reconditioning out-of-service equipment for others, installations and repairs. The Company also leases certain oilfield equipment to customers.

ERC'S OPERATIONS

Old ERC's predecessor, Equipment Renewal Company, was founded in 1962 based on the concept of remanufacturing and reemploying used, out-of-service wellhead equipment. Wellhead equipment is designed to support the casing and production pipe on a completed well and includes casing heads, tubing heads and casing and tubing hangers. Valves are assembled with other components into a device known as the "Christmas Tree" which is mounted on the wellhead equipment and is used to control pressure and the flow of oil and gas from producing wells. A substantial portion of the Company's oilfield equipment business is conducted through surplus wellhead equipment management programs. Under these programs, the Company collects out-of-service equipment at the wellhead or accepts delivery from a given customer at a branch location. All equipment is inspected by the Company and classified based upon its condition and degree of obsolescence upon receipt at the Company's service center. If deemed salvageable, the equipment is cleaned and disassembled, and, if needed, heat treated. Components are either replaced or repaired, usually by machining and welding. The equipment is then remachined on the Company's lathes, boring mills, radial drills, milling machines and grinding machines to new equipment standards.

The reconditioned equipment may then be reemployed by the customer in accordance with its requirements. Reconditioned equipment is accompanied by a warranty similar to a manufacturer's warranty. The customer is charged for this reconditioning service based on an established price schedule, in addition to charges for receiving, inspecting and classifying the equipment. If the customer so desires, the Company may purchase the customer's used equipment for resale to other customers. The resale price of the equipment is typically based upon a percentage of the current list price of new equipment. The payment for the customer's equipment may be in the form of a merchandise credit to be applied towards future purchases by that customer.

The branches, sales and service offices of the Company act, in part, as clearing houses for oilfield operators. If the operator, at a particular location, requires a unique component held by the Company on behalf of another customer, the Company may contact the customer and effect a purchase from the customer that has the equipment and then resell the equipment to the customer that is in need of it.

In addition to remanufacturing customer equipment, the Company purchases used equipment for its own account from various sources which it then remanufactures for sale.

The Company manufactures a complete line of wellhead equipment. Forgings and other components and supplies required for manufacturing are available from numerous sources, and the Company does not presently depend on any single source.

As of March 1996, the Company's wellhead and related equipment operations are conducted from 21 domestic locations, four international locations, and three distributorships. The Company's manufacturing facilities are located in Shawnee, Oklahoma.

BARTON WOOD OPERATIONS

The Barton Wood Division has expanded its capabilities and is now able to offer a complete line of gate valves and conventional wellhead equipment. Valves are available in 1-13/16" to 16" sizes for working pressures from 300 p.s.i. to 15,000 p.s.i. and are produced in eight basic material trims. Barton Wood also produces "custom trims" to meet individual customer requirements. The division is licensed by the API to distribute its products with the API monogram in accordance with API Specification 6A (wellhead valves), Specification 6D (pipeline valves) and Specification 14D (surface safety valves for offshore use). The use of API monogram is considered by management to be essential to compete successfully in the oil and gas valve market. The Company achieved ISO 9001 registration for its manufacturing facility during 1995. This provides assurances, required by many customers, that ERC Barton Wood meets International quality standards.

To manufacture products, Barton Wood purchases major raw material components from foundries, forging houses, and steel suppliers, then machines such materials into finished products using CNC machines, which are essentially computer controlled lathes and machine centers, and other conventional machine tools. Special heat treatment and surface conditioning are applied as appropriate to individual components to improve product performance and to meet varying service condition requirements.

Barton Wood valves are typically used in the oil and gas industry on producing wellheads, pipelines, processing plants, secondary and tertiary recovery systems, and in gas storage fields. The Barton Wood valve has also been used to control many other common gases and liquids.

In addition to the Oil and Gas sectors, Barton Wood is a participant in applying its products to the growing Geothermal market. The Company's high temperature valve design enjoys a technical preference for Geothermal Wellhead applications. The valve is also used in pipelines between steam producing wells and power plants.

Barton Wood also produces valves for steam injection, carbon dioxide service and a line of chokes used to control the flow of fluid or gas through an orifice.

The Company's strategy, with regard to the Barton Wood division, is to continue expanding its presence in the domestic market as well as to advance its presence in the international market. Barton Wood opened sales offices in Europe, the Middle East, Latin America, Australia and Southeast Asia during 1995. These locations are managed by seasoned industry professionals with many years international experience. This local presence has generated a high degree of customer interest and a growing backlog. The division intends to focus on increasing international sales in 1996.

ENGINEERING RESEARCH AND DEVELOPMENT

The Company is involved in an active R & D program. Barton Wood expects to file for and receive patents on new products aimed at growth in target geographic and product markets. New wellhead products were launched during 1995 that enable additional market participation. Additionally, value engineering projects focused on a broad range of cost reductions in 1996.

PATENTS AND SERVICE MARKS

The Company holds several patents and trademark/service marks. Many of these are registered with the United States Patent and Trademark Office and expire at various times through 2003. The Company believes that its patents and trademark/service mark are important to its marketing efforts.


SALES AND MARKETING

The Company conducts its operations from its branch facilities located in most major oil and gas producing areas in the United States requiring wellhead equipment. Each branch facility maintains a substantial inventory of new and remanufactured wellhead equipment, a complete machine shop, welding and heat treatment facilities and a staff of trained sales and service personnel. This gives each branch the capability to provide a full range of products and services, including new or remanufactured equipment sales, renewals of customer equipment, a wellhead equipment management program and an installation and service capability. Sales and service offices are located in areas served by a branch but which require additional sales and service effort. A sales and service office operates in conjunction with a branch. Sales offices are located in metropolitan areas, principally Houston, Dallas, New Orleans, Denver and Tulsa, where customers are typically headquartered or maintain regional offices.

The Company's marketing program emphasizes new equipment, remanufactured equipment (with a new equipment warranty) available at a substantial cost savings and surplus equipment management programs, along with installation and service capabilities, renewal and repair services and a close proximity to most customer locations.

The Company also offers a computer-based equipment management system, which provides the customer with a listing of all of its equipment nationwide. The system can also be customized to satisfy individual customer requirements.

COMPETITION

Oilfield equipment is sold by many manufacturers, distributors and dealers, including those offering used equipment. However, the Company believes that relatively few competitors offer programs involving maintenance, reconditioning, storage, distribution and management of equipment such as those offered by the Company. In offering its programs, the Company emphasizes its ability to provide reconditioned oilfield equipment at favorable prices while at the same time performing services which the customer would otherwise have to perform at a substantial cost and inconvenience.

Numerous companies, some of which have substantially greater resources than the Company, are engaged primarily in the manufacturing, installation and maintenance of wellheads, valves and drilling equipment as well as other types of oilfield equipment. In addition, some foreign manufacturers make only valves. Over the past several years, severe price competition, as a result of shrinking demand, has continued to have a substantial impact on profit margins.


GOVERNMENT REGULATION

The exploration, development and production of oil and gas in the United States is affected by comprehensive federal and state regulations including those governing allowable rates of production, marketing, environmental matters and pricing.


EMPLOYEES

As of February 23, 1996, the Company had 284 employees, as compared to 293 employees as of February 16, 1995. No employees of the Company are represented by a union.


CUSTOMERS

The Company has no customers that comprised 10% or more of its 1995 and 1994 sales. During the eleven months ended December 31, 1993, Conoco Incorporated contributed approximately 10% of the Company's total revenues.

MERGER

Background. On October 15, 1992, Quantum Fund N.V. ("Quantum"), then the Company's largest stockholder, and Warren H. Haber (then a director of the Company), Lawrence M. Pohly and John L. Teeger (collectively referred to, with Quantum, as the "Sellers"), along with the Company, entered into a Stock Purchase Agreement (the "Purchase Agreement") with Wood Group, whereby the Sellers agreed to sell, and Wood Group agreed to purchase, subject to the terms and conditions of the Purchase Agreement, an aggregate of 6,538,686 shares of the Common Stock of the Company ("Common Stock").

On December 10, 1992, Wood Group completed the terms of the Purchase Agreement. On April 16, 1993, Old ERC merged into the Company after the merger was approved by Old ERC stockholders and the Company changed its name to "ERC Industries, Inc." The total of 6,538,686 shares purchased by Wood Group represented approximately 47% of the outstanding shares of Common Stock. In March 1996, Wood Group purchased an additional 1,544,518 shares of Common Stock in privately negotiated transactions. As a result, the Wood Group currently owns 8,083,204 shares representing approximately 58% of the outstanding shares of Common Stock of New ERC.

Certain Information Concerning Wood Group. Wood Group is engaged in the businesses of oilfield logistics and supplies, oilfield drilling and production services, gas turbine overhaul and repair, engineering contracting and design and engineering services. Wood Group employs approximately 4,200 personnel worldwide. Wood Group's results of operations for 1995 reflected sales of approximately 372.4 million pounds sterling and profit on ordinary activities before taxation of approximately 23.1 million pounds sterling (as determined in accordance with U.K. statutory accounting principles).

Principal Reasons for the Merger. The Company effected the Merger primarily to preserve and maximize the Company's ability to offset taxable income with the Company's net operating losses available for carryforwards ("NOL Carryforwards"). Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and the Regulations issued thereunder, a corporation's future use of its federal income tax net operating losses available for carryforwards to future periods may be limited after the occurrence of an "ownership change." An ownership change is a transaction or series of transactions resulting in an increase of more than 50 percentage points in the percentage of ownership interests of stockholders who, before or after such ownership change, own, directly or indirectly, stock representing 5% or more of the aggregate fair market value of the outstanding stock of such corporation.

The Certificate of Incorporation of the Company now contains certain stock transfer restrictions in order to seek to preserve the Company's NOL Carryforwards. The Certificate of Incorporation of the Company provides that no person who, as a result of any attempted transfer of Common Stock of the Company, would own, directly or indirectly, Common Stock having a fair market value equal to 5% or more of the aggregate fair market value of the outstanding shares of Common Stock, may acquire shares of Common Stock (or options, warrants or rights or securities exercisable, convertible or exchangeable therefor), unless such person obtains the approval of the Board of Directors of the Company. Each certificate representing shares of Common Stock issued in connection with the

Merger bears a legend referencing this restriction on transfer. Approval of the Board of Directors must be obtained by written request addressed to the Company's Board of Directors at the address of the Company's principal executive offices. Any attempted transfer without Board approval (or approval of a duly appointed committee of the Board) would be void and without effect, and the intended transferee would be deemed to have appointed the Company as exclusive agent to sell such shares to a transferee eligible to acquire such shares or otherwise approved by the Board of Directors of the Company (or a committee thereof). All proceeds from the sale of such shares shall be remitted to such appointed transferee. This restriction on transfer would terminate upon the earliest to occur of (I) December 31, 2002, (ii) the date when the existing NOL Carryforwards expires or (iii) the date when the NOL Carryforwards becomes subject to the limitations of Section 382 of the Code.

As of December 31, 1995, the Company had approximately $26,444,000 of NOL Carryforwards which could be used to offset future taxable earnings. The Board of Directors believes that the protection of the NOL Carryforwards is important to the Company's results of operations and financial position since it may permit the retention of cash flows which would otherwise go to the payment of federal income taxes. The NOL Carryforwards are only useful to the Company to the extent that the Company has taxable income to offset. $23,800,000 of these NOL Carryforwards must be used, or will begin to expire in the fiscal year ending on December 31, 2001, and they will expire in full during the fiscal year ending December 31, 2003. The balance of the NOL carryforwards will expire during the fiscal year ending December 31, 2009. The largest portion of the NOL Carryforwards will expire in the fiscal year ending on December 31, 2002.


ITEM 2.   PROPERTIES

Set forth below is certain information as of December 31, 1995, regarding the Company's headquarters, manufacturing and other facilities, most of which are located on leased premises.

                                                  Lease
                 Location                   Expiration Dates
                 --------                   -----------------

         Manufacturing -
         Shawnee, Oklahoma (Leased)/(1)/    February 28, 1998

         4 Branch Offices and                Various through
         Machine Shops (Leased)/(2)/        December 21, 2000

         6 Branch Offices and
         Machine Shops (Owned)

         6 Sales Offices                     Various through
         (Owned and Leased)                 January 31, 1997

         5 Sales and Service                 Various through
         Offices (Leased)/(2)/              October 31, 1997

- -------------------
/(1)/The Shawnee, Oklahoma facility is an 89,000 square foot building plus an additional five acres contiguous to the property. The real property lease provides the Company with an option to purchase the real property including the building at any time during the life of the 51-month lease term for $1,320,000 plus a price escalation of 3.25% per year from the consummation date to the date of exercise.

/(2)/Most of these leases are on a month-to-month basis. The Company does not expect the expiration of any of these leases to have a material adverse effect on its operations. See Note 7 of Notes to Financial Statements.


ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material or adverse effect on the Company's results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low reported bid prices for the Company's Common Stock as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") by fiscal quarter from January 1, 1994 through December 31, 1995. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                         High    Low
                                         -----  -----
FISCAL YEAR ENDED DECEMBER 31, 1994
  January 1, 1994 - March 31, 1994.....  $1.06  $0.75
  April 1, 1994 - June 30, 1994........  $0.94  $0.75
  July 1, 1994 - September 30, 1994....  $1.06  $0.94
  October 1, 1994 - December 31, 1994..  $1.06  $0.88
FISCAL YEAR ENDED DECEMBER 31, 1995
  January 1, 1995 - March 31, 1995.....  $0.88  $0.81
  April 1, 1995 - June 30, 1995........  $0.88  $0.63
  July 1, 1995 - September 30, 1995....  $1.00  $0.63
  October 1, 1995 - December 31, 1995..  $1.00  $0.69


As of March 25, 1996, there were 1,390 holders of record of the Company's Common Stock, as reported by the Company's transfer agent for its Common Stock. As of March 25, 1996, the closing price of the Common Stock as reported on NASDAQ was $0.75 per share.

The present policy of the Board of Directors is to retain earnings to provide operating funds for the Company. The terms of the Company's line of credit also restricts the ability of the Company to pay cash dividends. See Note 4 of Notes to Financial Statements.

The trading symbol under which the Common Stock trades is "ERCI".

ITEM 6. SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Years ended December 31,           Years ended January 31,
                                                      --------------------------------------------  -----------------------
                                                        Twelve           Twelve          Eleven
                                                        Months           Months          Months
                                                        1995(2)          1994(2)         1993(2)      1993         1992
                                                      ----------       -----------     ----------  ---------    ---------
Revenues.........................................      $34,840          $32,926        $23,167      $19,656     $19,626
(Loss) income before provision for income taxes..      $(1,048)         $   628        $ 1,157      $   378     $ 1,449
(Benefit) provision for income taxes.............      $  (273)         $   264        $   421      $   149     $   512
Net (loss) income................................      $  (775)         $   364        $   736      $   299     $   937
Net (loss) income per common share...............      $  (.06)         $   .03        $   .05      $   .02     $   .07

Total assets.....................................       $20,879          $19,119        $17,375      $12,014     $11,250
Total long-term debt including a portion
 classified as a current liability...............       $ 4,602          $ 3,325        $ 2,852      $   472     $   925
Working capital..................................       $ 6,650          $ 7,937        $ 7,641      $ 6,014     $ 5,555
Shareholders' equity(1)..........................       $ 9,913          $10,683        $10,192      $ 8,647     $ 8,302

Capital expenditures.............................       $   567          $ 1,024        $   768      $   297     $   566

Cash dividends per share.........................          none             none           none         none        none

- ------------
(1) The Company's net operating loss carryforwards substantially reduce the federal income taxes paid by the Company. The Company reports these reductions of income taxes paid as an increase to Paid-In-Capital conforming to the current accounting rules for quasi-reorganized companies.
(2) Includes effects of the Barton Wood acquisiton completed on November 16, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On June 15, 1993, the Company changed its fiscal year end from January 31 to December 31. As a result, the Company is comparing the twelve months ended December 31, 1995 ("Fiscal 1995") and December 31, 1994 ("Fiscal 1994") with the eleven months ended December 31, 1993 ("Fiscal December 1993"). A complete recasting of Fiscal December 1993 was not prepared due to the fact that the Company believes the eleven month fiscal period ended December 31, 1993 is sufficiently comparable for assessing the Company's results of operations compared to Fiscal 1995 and Fiscal 1994. Footnote 11 of the Notes to Financial Statements contains a comparison of the twelve months ended December 31, 1995 with the twelve months ended December 31, 1994 and 1993.

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated decreased 6.7% to an average of 723 in Fiscal 1995, as compared to
775 for Fiscal 1994.   The active domestic rig count as of March 15, 1996 was
693. The average active rig count is a clear indicator of the market in which the Company operates, based on prior years' experience.

RESULTS OF OPERATIONS
FISCAL 1995 VS. FISCAL 1994 VS. FISCAL DECEMBER 1993

The Company's revenues increased by 5.8% to $34,840,000 for Fiscal 1995 compared with $32,926,000 for Fiscal 1994, despite a decrease in the rig count. Fiscal 1994's revenues increased by 42.1% to $32,926,000 compared with $23,167,000 for Fiscal December 1993, with only a marginal improvement in the average rig count.

Fiscal 1995 revenues increased by $1,914,000 over Fiscal 1994 due to a net increase in customer activity and market share gains. Fiscal 1994 revenues dramatically increased over Fiscal December 1993 due to market share gains and increased sales activity related to the valve manufacturing business and related assets of Barton Wood, which was acquired from Barton Industries' secured creditors on November 16, 1993, as more fully described in Item 1. This acquisition added revenues of approximately $4,563,000 in Fiscal 1994, compared with $730,000 in Fiscal December 1993. All subsequent references to this purchase shall be referred to as the "Barton Wood" acquisition.

In connection with revenues over the three year period, cost of goods sold were $27,399,000 in Fiscal 1995, $25,058,000 in Fiscal 1994, and $16,053,000 for
Fiscal December 1993. The gross profit percentage was 21.4% in Fiscal 1995, compared with 23.9% in Fiscal 1994 and 30.7% in Fiscal December 1993.

Fiscal 1995's gross margin percentage was affected by unfavorable manufacturing cost variances at the Barton Wood facility and one-time severance expenses. The Company has implemented certain process improvements to the Barton Wood manufacturing facility.

The decrease in margins in Fiscal 1994, compared with Fiscal December 1993 was due to (I) costs associated with the closing of the manufacturing facility in Houston during the first two quarters of Fiscal 1994, (ii) additional fixed costs associated with the new Barton Wood facility, (iii) cost increases in used equipment purchased for resale, and (iv) a product mix shift toward lower-margin products. As anticipated, Barton Wood's new equipment sales have been at lower margins than ERC's previous mix, effectively lowering the Company's overall gross margin. Additionally, as expected, there has been a shift toward new equipment in ERC's traditional markets as the availability of used equipment for repair has tightened.

Selling, General and Administrative expenses ("SG&A") increased by $1,079,000 to $8,116,000 in Fiscal 1995 compared with $7,037,000 for Fiscal 1994. This increase is due to costs incurred to open additional domestic sales offices, increases in international sales personnel, and a one-time relocation and severance expense. SG&A, as a percentage of sales, was 23.3% in Fiscal 1995 and 21.4% in Fiscal 1994.

SG&A increased to $7,037,000 in Fiscal 1994 compared with $6,063,000 in Fiscal December 1993. Contributing to the increase was additional sales personnel and the related expenses to advance new business and support continuing business, additional SG&A expenses related to the Barton Wood operation and additional bad debt reserves. SG&A, as a percentage of sales, was 21.4% in Fiscal 1994 and 26.2% in Fiscal December 1993.

Net loss before provision for income tax was $1,048,000 in Fiscal 1995, compared to net income of $628,000 in Fiscal 1994. The decrease in Fiscal 1995 is primarily due to the following factors: (i) lower gross margin percentage resulting from unfavorable manufacturing cost variances at the Barton Wood facility, (ii) increased SG&A costs incurred to open additional domestic sales offices, increases in international sales personnel, and a one-time relocation and severance expenses, and (iii) increased interest expenses due to a higher borrowing level to support increased inventory levels.

Income before provision for income taxes was $628,000 in Fiscal 1994 down from $1,157,000 in Fiscal December 1993. The decrease in Fiscal 1994 was primarily due to three factors: (I) a less favorable product mix sold during the year,
(ii) increased SG&A expenses, primarily due to the addition of Barton Wood for the full year, and (iii) increased interest expense due to borrowings used to fund the Barton Wood acquisition and related increased inventory levels.

Fiscal 1995, 1994 and Fiscal December 1993 include (benefit)/provisions for income taxes of ($273,000), $264,000 and $421,000, respectively. Of these amounts, $5,000, $127,000 and $809,000, respectively, represent non-cash charges which reflect the income tax benefit of the utilization of the Company's NOL Carryforwards arising prior to a quasi-reorganization, and is included in the respective balance sheets as increases in additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased to $6,650,000 at December 31, 1995 compared with $7,937,000 at December 31, 1994. This was primarily due to a $2,331,000 increase in short term bank debt, a $575,000 increase in accounts payables, an offsetting increase in inventory of $1,663,000, and an increase in accounts receivable of $1,007,000. The increase in receivables is a reflection of an increase in business volume over the prior year and a slowing in payment practices of certain of the Company's customers. The increase in inventory was a planned effort to increase the faster moving raw material at the Barton Wood facility and to increase the Company's levels of used equipment inventory. The increase in inventories also required the Company to further utilize its bank line of credit facility.

In connection with the Barton Wood acquisition in Fiscal December 1993, the Company entered into a 10-year $2,500,000 note payable with one of the Barton secured lenders. At December 31, 1995, the note required 32 remaining quarterly installments of $62,500, plus interest at the bank's prime rate, payable each February, May, August and November 16. The note is collateralized by specified general intangibles and proprietary rights (including certain patents and trademarks). The agreement contains cross-default provisions to the Company's bank line of credit agreement.

The Company amended its line of credit in July 1995, effectively increasing its line of credit by $1,000,000. The loan facility now provides for maximum borrowings of the lesser of $4,000,000 or eligible trade accounts receivable and inventory (as defined in the line of credit). Interest on outstanding balances are payable monthly at the bank's prime rate minus one-half percent. At December 31, 1995 the bank's prime rate was 8.5%. The Company also amended its loan facility on December 7, 1995 to change the covenant of maximum debt to total net worth from a 1 to 1 ratio to 1.2 to 1. The facility is collateralized by trade accounts receivable and inventory. Additionally, the terms of the agreement restrict the Company from paying cash dividends. At December 31, 1995, loan amounts outstanding under the agreement were $2,425,000. In addition, the Company had outstanding, against the revolving line of credit, irrevocable letters of credit amounting to approximately $175,000. At December 31, 1995, the Company's maximum amount available for additional borrowings was $1,400,000.

Subsequent to December 31, 1995, the loan facility has been amended to extend the line of credit through June 30, 1996. Management intends to either continue obtaining extensions on the current line of credit or negotiate a new long term credit agreement depending on which is more advantageous for the Company.

Pursuant to the Company's long-term debt agreements, approximately $2,815,000 in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of approximately $642,000, principally for machinery and equipment, plant improvements and vehicle purchases, through the fiscal year ending December 31, 1996. The Company expects to fund these expenditures from amounts available under the line of credit facility, cash provided by operations and/or capital lease transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14 for Index to Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by Part III of this Form 10-K is to be provided by incorporating portions of the Company's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the caption "Directors and Executive Officers" in the definitive Proxy Statement, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" in the definitive Proxy Statement, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Transactions" in the definitive Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                                 Page No.
Report of Independent Accountants.................................................    F-1

Financial Statements:
    Balance Sheet as of December 31, 1995 and 1994.................................   F-2
    Statement of Income for the twelve month periods ended December 31, 1995,
      and 1994, and the eleven month period ended December 31, 1993................   F-3
    Statement of  Shareholders' Equity for the twelve month periods ended
      December 31, 1995 and 1994, and the eleven month period ended
      December 31, 1993............................................................   F-4
    Statement of Cash Flows for the twelve month periods ended December 31, 1995,
      and 1994, and the eleven month period ended  December 31, 1993...............   F-5
    Notes to Financial Statements..................................................   F-6

Financial Statement Schedules:
    Schedule II - Valuation And Qualifying Accounts................................  F-17

All other schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule, or (b) because the information required is included in the financial statements or notes thereto.

 3. Exhibits:

  2. (a) Agreement dated July 20, 1993 by and among ERC Industries, Inc., Barton Industries, Inc., American Bank & Trust Company, American National Bank and Trust Company, and Oklahoma Industrial Finance Authority, filed as Exhibit (c)(1) to the Company's Current Report on Form 8-K dated November 16, 1993 and incorporated herein by reference.

     (b) First Modification Agreement between ERC Industries, Inc. and American Bank & Trust Company, filed as Exhibit (c)(2) to the Company's Current Report on Form 8-K dated November 16, 1993 and incorporated herein by reference.

     (c) Real Property Lease Agreement dated November 15, 1993 between American National Bank and Trust Company and ERC Industries, Inc. and Second Modification Agreement dated November 2, 1993, filed as Exhibit (c)(3) to the Company's Current Report on Form 8-K dated November 16, 1993 and incorporated herein by reference.

     (d) Equipment Lease Agreement dated November 15, 1993 between Oklahoma Industrial Finance Authority and ERC Industries, Inc. and Third Modification Agreement, filed as Exhibit (c)(4) to the Company's Current Report on Form 8-K dated November 16, 1993 and incorporated herein by reference.

  3. (a) Certificate of Incorporation of ERC Industries, Inc./(1)/
     (b) Certificate of Ownership and Merger, dated April 16, 1993, merging ERC Industries, Inc. into ERC Subsidiary, Inc./(1)/
         Bylaws of ERC Industries, Inc./ (1)/

  4. (a) Specimen of Common Stock Certificate of ERC Industries, Inc. /(1)/

 10.1 Stock Purchase Agreement dated October 15, 1992, among Quantum Fund, N.V., Warren H. Haber, Lawrence M. Pohly, John L. Teeger, ERC Industries, Inc. and John Wood Group PLC, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 4, 1992 and incorporated herein by reference.

 10.2 Standstill and Voting Agreement dated October 15, 1992, among Quantum Fund, N.V. and John Wood Group PLC and related irrevocable proxy, filed as Exhibits 2.2 and 2.3 to the Company's Current Report on Form 8-K dated December 4, 1992 and incorporated herein by reference.

 10.3 Agreement dated as of December 4, 1992 between ERC Industries, Inc. and John Wood Group PLC, filed as Exhibit 2.4 to the Company's Current Report on Form 8-K dated December 4, 1992 and incorporated herein by reference.

 10.4 Agreement dated December 4, 1992 by and among ERC Industries, Inc., John Wood Group PLC, Steven J. Gilbert, Gary S. Gladstein, Warren H. Haber, Gerard E. Manolovici and Richard H. Rau filed as Exhibit 2.5 to the Company's Current Report on Form 8-K dated December 4, 1992 and incorporated herein by reference.

 10.5 Employment Agreement between ERC Industries, Inc. and Richard H. Rau, filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991, and incorporated herein by reference.

 10.6    Credit Agreement, as amended, with Texas Commerce Bank, N.A., filed as
         Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 33-57504) as filed with the Securities and Exchange Commission, and incorporated herein by reference.

 10.7 Fifth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 28, 1994, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 10.8 Sixth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 27, 1995/(2)/.

 10.9 Seventh Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of July 3, 1995/(3)/.

 10.10 Eighth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of December 7, 1995/(3)/.

 10.11 Ninth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 26, 1996/(3)/.

 10.12   Tenth Amendment extending expiration date to June 30, 1996./(3)/

 27      Financial Data Schedule
__________________

/(1)/ Filed as Exhibits 3(a), (b) and (c), and 4(a), respectively, of the
      Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, which are incorporated by reference herein.
/(2)/ Filed as Exhibit 10.8 of the Company's Annual Report on Form 10-K for its
      fiscal year ended December 31, 1994.
/(3)/ Filed herewith.


(B)  REPORTS ON FORM 8-K :

During the fourth quarter of the fiscal year ended December 31, 1995, the Company filed the following Form 8-K's:

                        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ERC INDUSTRIES, INC.




Dated: March 29, 1996                  /s/ J. Derek P. Jones
                                       ---------------------
                                       J. Derek P. Jones
                                       Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.



Dated: March 29, 1996                 /s/ J. Derek P. Jones
                                      ----------------------
                                      J. Derek P. Jones
                                      Chairman and Director



Dated: March 29, 1996                 /s/ Wendell R. Brooks
                                      ---------------------
                                      Wendell R. Brooks
                                      President and Director
                                      (Principal Executive Officer)


Dated: March 29, 1996                 /s/ James E. Klima
                                      --------------------
                                      James E. Klima
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

Dated: March 29, 1996                 /s/ Allister G. Langlands
                                      -------------------------
                                      Allister G. Langlands
                                      Director

Dated: March 29, 1996                 /s/ George W. Tilley
                                      --------------------
                                     George W. Tilley
                                     Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
ERC Industries, Inc.

We have audited the accompanying balance sheet of ERC Industries, Inc. as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity, and cash flows for the two years ended December 31, 1995 and the eleven month period ended December 31, 1993, and the related financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ERC Industries, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the two years ended December 31, 1995 and the eleven month period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                              COOPERS & LYBRAND L.L.P.
Houston, Texas
March 1, 1996

                             ERC INDUSTRIES, INC.
                                 BALANCE SHEET
                          DECEMBER 31, 1995 AND 1994
                                (IN THOUSANDS)

                                                         1995          1994
                                                       --------      --------
Assets

Current assets:
  Cash and cash equivalents                            $    --       $   312
  Trade accounts receivable, net of allowance for
   doubtful accounts of $492 and $512, respectively      6,671         5,664
  Inventory                                              8,599         6,936
  Prepaid expenses and other current assets                 60            57
  Deferred tax asset                                       499           434
                                                       -------       -------
    Total current assets                                15,829        13,403

Property, plant and equipment, net                       2,860         3,102
Other assets                                               493           701
Excess cost over net assets acquired, net                1,697         1,913
                                                       -------       -------
                                                       $20,879       $19,119
                                                       =======       =======
Liabilities and Shareholders' Equity

Current liabilities:
  Long-term debt and capital leases due within
   one year                                            $ 2,815       $   484
  Accounts payable                                       4,182         3,607
  Other accrued liabilities                              2,182         1,375
                                                       -------       -------
    Total current liabilities                            9,179         5,466
                                                       -------       -------
Long-term debt                                           1,787         2,841
Deferred taxes                                              --           129
                                                       -------       -------
                                                         1,787         2,970

Commitments and contingencies-See note 7                    --            --

Shareholders' equity:
  Preferred stock, par value $1; authorized and
   unissued-10,000,000 shares                               --            --
  Common stock, par value $.01; authorized-30,000,000
   shares; issued and outstanding-13,863,656 shares        139           139
  Additional paid-in capital                             5,237         5,232
  Retained earnings from January 10, 1989                4,537         5,312
                                                       -------       -------
    Total shareholders' equity                           9,913        10,683
                                                       -------       -------
                                                       $20,879       $19,119
                                                       =======       =======

                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              Twelve Months    Twelve Months    Eleven Months
                                                  Ended            Ended            Ended
                                              December 31,     December 31,     December 31,
                                                   1995             1994             1993
                                              -------------    -------------    ------------
Revenues                                          $34,840         $32,926          $23,167
Cost of goods sold                                 27,399          25,058           16,053
                                                  -------         -------          -------
  Gross profit                                      7,441           7,868            7,114

Selling, general and administrative expenses        8,116           7,037            6,063
                                                  -------         -------          -------
Operating (loss) income                              (675)            831            1,051
                                                  -------         -------          -------
Other (income) expense:
  Interest expense                                    439             326               54
  Other, net                                          (66)           (123)            (160)
                                                  -------         -------          -------
                                                      373             203             (106)
                                                  -------         -------          -------
(Loss) income before provision for income taxes    (1,048)            628            1,157

(Benefit) provision for income taxes                 (273)            264              421
                                                  -------         -------          -------
Net (loss) income                                 $  (775)        $   364          $   736
                                                  =======         =======          =======
Net (loss) income per share                       $  (.06)        $  0.03          $  0.05
                                                  =======         =======          =======
Weighted average number of shares outstanding      13,864          13,864           13,864
                                                  =======         =======          =======

                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                       STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                     Additional
                                                            Common Stock              Paid-in          Retained
                                                    ---------------------------       Capital          Earnings
                                                    Shares               Amount      ----------        --------
                                                    ------               ------
Balance, January 31, 1993                           13,864                $139        $4,296            $4,212
  Net income (11 months)                                --                  --            --               736
  Income tax benefit of pre-quasi-reorganization
   net operating loss tax carryforwards                 --                  --           809                --
                                                    ------                ----        ------            ------
Balance, December 31, 1993                          13,864                $139         5,105             4,948
  Net income                                            --                  --            --               364
  Income tax benefit of pre-quasi-reorganization
   net operating loss tax carryforwards                 --                  --           127                --
                                                    ------                ----        ------            ------
Balance, December 31, 1994                          13,864                $139        $5,232            $5,312
  Net loss                                              --                  --            --              (775)
  Income tax benefit of pre-quasi-reorganization
   net operating loss tax carryforwards                 --                  --             5                --
                                                    ------                ----        ------            ------
Balance, December 31, 1995                          13,864                $139        $5,237            $4,537
                                                    ======                ====        ======            ======



                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                              Twelve Months    Twelve Months    Eleven Months
                                                  Ended            Ended            Ended
                                              December 31,     December 31,     December 31,
                                                   1995             1994             1993
                                              -------------    -------------    ------------
Cash flows from operating activities:
 Net income (loss)                                $  (775)         $   364          $   736
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                     1,095            1,014              521
  Bad debt expense                                    175              143               --
  Deferred tax (benefit) provision                   (243)             110             (415)
  Gain on sale of property, plant and
   equipment                                           (5)              (7)              (4)
  Non-cash charge for income taxes                      5              127              809
  (Increase) decrease in other assets                 166             (458)             (62)
  Net effect of changes in operating accounts      (2,546)          (1,827)            (636)
                                                  -------          -------          -------
    Net cash (used in) provided by operating
     activities                                    (2,128)            (534)             949
                                                  -------          -------          -------
Cash flows from investing activities:
 Purchases of property, plant and equipment          (442)            (722)            (493)
 Proceeds from sale of property, plant and
  equipment                                            26               12               15
 Business acquisition, net                             --               --             (929)
                                                  -------          -------          -------
    Net cash used in investing activities            (416)            (710)          (1,407)
                                                  -------          -------          -------
Cash flows from financing activities:
 Line of credit borrowings, net                     1,675              750               --
 Increase in Book overdrafts                        1,080               --               --
 Principal payments on long-term debt and capital
  lease obligations                                  (523)            (506)            (194)
 Payments pursuant to reorganization plan:
  Payments made on plan obligations                    --              (24)            (161)
                                                  -------          -------          -------
    Net cash provided by (used in) financing
     activities                                     2,232              220             (355)
                                                  -------          -------          -------
Net decrease in cash and cash equivalents            (312)          (1,024)            (813)

Cash and cash equivalents, beginning of period        312            1,336            2,149
                                                  -------          -------          -------
Cash and cash equivalents, end of period          $     0          $   312          $ 1,336
                                                  =======          =======          =======

                      See notes to financial statements.

                              ERC INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS

   The financial statements include the accounts of ERC Industries, Inc., an oilfield services company engaged in the manufacture, remanufacture and servicing of oilfield valves and wellhead equipment. To a lessor extent, it also serves the geothermal valve market through its Barton Wood division.
   The Company primarily sells its products to customers in the oil and gas production industry located in the major oil and gas producing regions of the United States. The Company intends to expand sales to international oil and gas producing regions.

   As of December 31, 1995, approximately 47% of the outstanding shares of ERC Industries, Inc.'s (the "Company") common stock was owned by John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the laws of the United Kingdom. The Wood Group acquired an additional 11% of the Company's stock subsequent to December 31, 1995.


   CASH AND CASH EQUIVALENTS

   Cash equivalents include highly liquid investments purchased with maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost which approximates market because of their short maturity.


   INVENTORY

   Inventory consists primarily of finished and semi-finished goods which are carried at the lower of cost (specific identification or standard cost which approximates FIFO) or market.


   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets which ranges from 3 to 25 years. Major renewals and betterments which extend the lives of equipment are capitalized while all other repairs and maintenance are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in income.

   EXCESS COST OVER NET ASSETS ACQUIRED

   Excess cost over net assets acquired is carried at cost and is amortized using the straight-line method over the estimated useful life of 10 years. Accumulated amortization, as of December 31, 1995, amounted to approximately $458,000. Periodically, the Company's management assesses recorded balances of excess cost over net assets of businesses acquired, for impairment in light of historic and projected operating results, trends and profitability, new product development and general economic conditions. Should management adversely change its estimate as to recoverability of this asset from future operating cash flow, it would be reasonably possible that the carrying amount of this asset would change in the near term.

   During 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." SFAS No. 121 addresses the accounting for the impairment of long-lived assets, such as property, plant and equipment, identifiable intangibles including patents and trademarks, and goodwill related to those assets. In accordance with that standard, the Company estimates the future cash flows resulting from the use of that asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying value of the asset, and impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset as determined by quoted market prices when available, or the present value of the expected future cash flows. Adoption of SFAS No. 121 has had no impact on net income of the Company in 1995.


   INCOME TAXES

   The Company records deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.


   EARNINGS PER COMMON SHARE

   Primary earnings per common share is based on the weighted average number of shares outstanding during the year.

   CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash deposits with several major banks, which from time-to-time, may exceed federally insured limits. Management periodically assesses the financial condition of the institutions and believes that any possible credit risk is minimal. The Company generally sells its products to customers in the oil and gas production industry located in the major oil and gas producing regions of the United States. Procedures are in effect to monitor the credit worthiness of customers and bad debts have not been significant in relation to the volume of revenues. The Company does not obtain collateral for accounts receivable.


   ESTIMATES AND ASSUMPTIONS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


   RECLASSIFICATIONS

   Certain amounts included in the prior year financial statements have been reclassified to conform with current year presentation.


2. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following :

                                                         December 31,
                                                     --------------------
                                                      1995       1994
                                                     -------  -----------
                                                         (thousands)
   Land............................................  $   497     $   497
   Leased property under capital leases............    1,328       1,350
   Machinery and equipment.........................    5,236       5,022
   Buildings, improvements and other...............    4,763       4,538
                                                     -------     -------
                                                      11,824      11,407

   Less accumulated depreciation and amortization..    8,964       8,305
                                                     -------     -------

   Net property, plant and equipment...............  $ 2,860     $ 3,102
                                                     =======     =======

Leased property is primarily composed of automobiles. Accumulated amortization of capital leases amounted to $982,000 and $862,000 as of December 31, 1995 and December 31, 1994, respectively. Depreciation expense was $791,000, $705,000 and $487,000 for the fiscal years ended December 31, 1995, 1994, and 1993, respectively.

3. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of:


                                               December 31,
                                            -----------------
                                             1995       1994
                                            ------     ------
                                                (thousands)
 Ad valorem taxes.........................  $  130     $   22
 Insurance................................     554        320
 Vacation.................................     253        253
 Federal and state tax obligations........     115         75
 Professional fees........................      41         49
 Salaries.................................     357        192
 Interest.................................      48         27
 Other....................................     684        437
                                            ------     ------
                                            $2,182     $1,375
                                            ======     ======

4. DEBT

   Long-term debt consisted of the following:

                                                                December 31
                                                            -------------------
                                                             1995      1994
                                                            ------  -----------
                                                                (thousands)
   Line of credit due to bank.............................  $2,425      $  750
   Note payable to a bank due in quarterly installments
      of $62,500 plus interest through November 2003......   2,000       2,250
   Obligations under capital leases bearing interest at
      various rates, due in various installments through
      December 1996.......................................     177         325
                                                            ------      ------

   Total debt.............................................   4,602       3,325
   Less current maturities................................   2,815         484
                                                            ------      ------
   Long-term debt.........................................  $1,787      $2,841
                                                            ======      ======


   The aggregate maturities of long-term debt, including obligations under capital leases during the five years subsequent to December 31, 1995 are $2,815,000, $287,400, $250,000, $250,000 and $250,000, respectively.

   In connection with the Barton Wood acquisition, the Company entered into a 10-year $2,500,000 note payable with one of the Barton secured lenders. At December 31, 1995, the note required 32 remaining quarterly installments of $62,500, plus interest at the bank's prime rate (8.25% at December 31, 1995), payable each February, May, August and November 16. The note is collateralized by specified general intangibles and proprietary rights (including certain patents and trademarks). The note also contains certain covenants, the most restrictive of which are contained in the Company's line of credit agreement through the cross-default provisions of this installment note payable.

   The Company's present line of credit loan facility, which expires June 30, 1996, provides for maximum borrowings of the lesser of $4,000,000 or eligible trade accounts receivable and inventory (as defined in the loan facility). Interest on outstanding balances are payable monthly at the bank's prime rate minus one-half percent. At December 31, 1995 the bank's prime rate was 8.5%. The facility is collateralized by trade accounts receivable and inventory. Additionally, the terms of the facility restrict the Company from paying cash dividends and require that the Company maintain a ratio of debt to total net worth of not more than 1.2 to 1. At December 31, 1995, amounts outstanding under this loan facility were $2,425,000. In addition, the Company had outstanding, against the revolving line of credit facility, irrevocable letters of credit amounting to approximately $175,000. At December 31, 1995, the Company's maximum amount available for additional borrowings was $1,400,000.


5. INCOME TAXES

   The Company records deferred income tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                             December 31,
                                         -----------------
                                          1995       1994
                                         ------     ------
                                            (thousands)
    Deferred tax liabilities:
       Tax over book depreciation......  $    48   $   129
                                         -------   -------
       Total deferred tax liabilities..       48       129
                                         -------   -------

     Deferred tax assets:
       Net operating loss..............    8,991     7,918
       Tax over book inventory basis...      210     1,129
       Other...........................      386       209
       Valuation allowance.............   (8,991)   (8,822)
                                         -------   -------

       Total deferred tax assets.......      596       434
                                         -------   -------

           Net deferred tax asset......  $   548   $   305
                                         =======   =======

   The valuation allowance was increased during 1995 by $169,000. At December 31, 1995, the Company had federal net operating loss (NOL) carryforwards available to offset future taxable income in the approximate amount of $26,444,000. Of these NOL carryforwards, approximately $23,800,000 expire between the years 2001 and 2003 with the balance expiring in 2009. Special limitations exist under the law which may restrict the utilization of the net loss carryforwards, including the alternative minimum tax.

   The Company has recorded a net deferred tax asset of $548,000 reflecting the benefit of approximately $1,612,000 in temporary differences which will provide tax deductions on future income tax returns. Realization of these assets is dependent on generating sufficient taxable income in the future to offset these tax deductions. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

   The following is a summary of the provision for income taxes:

                                                    Twelve         Twelve        Eleven
                                                 Months Ended   Months Ended  Months Ended
                                                 December 31,   December 31,  December 31,
                                                     1995           1994          1993
                                                 -------------  ------------  -------------
                                                                 (thousands)

   Current - (due to alternative minimum tax)           $ (35)         $   7         $  27
   Non-cash charge in lieu of income taxes                  5            127           809
   Deferred tax (benefit) charge                         (243)           130          (415)
                                                        -----          -----         -----
   (Benefit) provision for income taxes                 $(273)         $ 264         $ 421
                                                        =====          =====         =====


   The non-cash charges in lieu of income taxes represents the amount of income taxes the Company would pay absent the NOL carryforwards which was generated before the Company affected a quasi-reorganization. Such charges are offset within shareholders' equity by an increase in additional paid-in capital.

   The reconciliation between the actual (benefit)/provision recorded for income taxes and the (benefit)/provision for income taxes at the United States federal statutory rate for the years ended December 31, 1995 and 1994, and for the eleven months ended December 31, 1993, is as follows:

                                          1995    1994   1993
                                         -------  -----  -----
    U.S. federal statutory rate          (34.0%)  34.0%  34.0%
    Meals and Entertainment Expenses
      Not Deductible for Income Taxes      4.3%    8.0%   2.4%
    Other                                  3.6%
                                         -----    ----   ----
    Effective Tax Rate                   (26.1%)  42.0%  36.4%


6. RELATED PARTY TRANSACTIONS

   The Company and Wood Group have agreed to an annual provision for administrative and financial services fees in amounts to be determined on an annual basis. The Company paid or accrued $173,000 and $155,000 for the years ended December 31, 1995 and 1994, respectively, and $96,000 in such fees for the eleven months ended December 31, 1993.

7. COMMITMENTS AND CONTINGENCIES

   The Company leases office space and various equipment under noncancelable operating leases expiring through the year 2000. The leases provide for minimum monthly payments, plus in certain instances, payment for taxes, insurance and maintenance. Certain leases also contain renewal options. The Company is liable under noncancelable leases for minimum lease commitment amounts during the five years subsequent to December 31, 1995 as follows:
   $321,000, $295,000, $105,000, $30,000, and $30,000 respectively.

   Rental expenses for the years ended December 31, 1995 and 1994 and the eleven months ended December 31, 1993, were $447,000, $405,000, and $186,000, respectively.

   In connection with the Barton Wood acquisition in late 1993, the Company leased, and has an option to purchase, certain real property and equipment from the Barton secured lenders ("lessors") at any time during the term of the leases, which extend through February, 1998. In the event the Company does not exercise its option, it will be required to pay $150,000 to the lessors of the real property. This obligation is collateralized by a commercial bank letter of credit issued for the benefit of the lessor, which is renewed annually. Similarly, should the Company not exercise its option to buy the leased equipment, it will be required to pay $125,000 to the lessor. Subsequent to year end, management decided not to exercise its option to buy the leased equipment.

   Effective January 1, 1994, the Company has authorized a long-term incentive program for its key employees. The incentive payments will be based on the improvement in pre-tax earnings per share over a stated amount. The program has been implemented, but had no impact on operations during 1995 and 1994.


8. PROFIT SHARING AND 401(K) PLANS

   The Company has a defined contribution 401(k) profit sharing plan. The plan covers substantially all employees subject to certain length of service requirements. Contributions are made at the discretion of the Board of Directors. The Company paid $49,000 during 1994 for contributions accrued at December 31, 1993. The Company paid $27,000 during 1995 for contributions accrued at December 31, 1994. No contributions will be paid or accrued for the year ended December 31, 1995.

9. SALES TO SIGNIFICANT CUSTOMERS

   The Company had no customers which accounted for 10% or more of its sales during the 1995 and 1994 fiscal years. The Company had one customer who accounted for approximately 10% of the total revenues for the eleven month period ended December 31, 1993.


10.  SUPPLEMENTAL CASH FLOW DISCLOSURES

   The following is a summary of the effect of the changes in the operating accounts on cash flows from operating activities:

                                 Year           Year            Eleven Mos.
                              End. Dec. 31,  End. Dec. 31,     End. Dec. 31,
                                 1995           1994                1993
                              ------------   -------------     ------------
                                            (thousands)
(Increase) in trade
 accounts receivable,
 net of allowance for
  doubtful accounts             $(1,182)       $(1,342)            $(927)
(Increase) decrease in
 inventory                       (1,663)        (1,779)             (626)
(Increase) decrease in
 prepaid expenses and
 other current assets                (3)           353               (32)
(Decrease) increase in
 accounts payable                  (505)         1,285               909
Increase (decrease) in
 other accrued liabilities          807           (344)               40
                                -------        -------             -----
                                $(2,546)       $(1,827)            $(636)
                                =======        =======             =====

Cash paid for interest and income taxes were as follows:

                                                                                          Eleven
                              Year Ended                  Year Ended                   Months Ended
                          December 31, 1995             December 31, 1994            December 31, 1993
                          -----------------             -----------------            -----------------
                                                           (thousands)
  Interest                      $   418                    $   302                         $  50
                                =======                    =======                         =====
  Income taxes                  $     9                    $    30                         $  27
                                =======                    =======                         =====

   The Company entered into capital lease obligations of $125,000, $302,000, and $235,000, during the periods ended December 31, 1995, 1994, and 1993, respectively.

   Total advances under the bank line of credit agreement were $2,425,000 and $750,000 in 1995 and 1994, respectively.

   Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "Accounts Payable" in the balance sheet and as "increases in Bank Overdrafts" in the statement of cash flows.

11.  CHANGES IN FISCAL YEARS (UNAUDITED)

   On June 15, 1993, the Company changed its fiscal year end from January 31 to December 31.

   The following table reflects a comparison of the year ended December 31, 1995, 1994, and 1993.



                               Year Ended     Year Ended     Year Ended
                              December 1995  December 1994  December 1993
                              -------------  -------------  -------------

    Revenues                      $34,840      $32,926        $25,059
    Operating (loss) income          (675)         831          1,153
    (Benefit) provision for          (273)         264            459
      Income taxes
    Net (loss) income                (775)         364            802


                              ERC INDUSTRIES, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                          AND THE ELEVEN MONTH PERIOD
                            ENDED DECEMBER 31, 1993,
                                  (THOUSANDS)

                                     Balance   Additions
                                       at      charged to               Balance
                                    beginning  costs and                at end
                                    of period  expenses   Deductions   of period
                                    ---------  ---------  -----------  ---------

Allowance for Doubtful Accounts:
- ----------------------------------

December 31, 1993.................       $509       $  -      $ 76(a)       $433
                                    =========  =========  ==========   =========

December 31, 1994.................       $433       $143      $ 64(a)       $512
                                    =========  =========  ==========   =========

December 31, 1995.................       $512       $175      $195(a)       $492
                                    =========  =========  ==========   =========

/(a)/Uncollectible accounts written-off.