Form 10-K405/A
period 1995-12-31
ERC INDUSTRIES INC /DE/
filed 1996-04-29
CIK 775477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1996 was $4,231,089.

The number of shares outstanding of the registrant's common stock, as of March 25, 1996 was 13,863,656.

Documents Incorporated by Reference: None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Board of Directors of the Company presently consists of five directors. These directors are divided into three classes: Class I (two directors), Class II (two directors) and Class III (one director). The term of the Class I directors expires at the Annual Meeting of Stockholders to be held in 1997, the term of the Class II directors expires at the Annual Meeting to be held in 1998, and the term of the Class III directors will expire at the Annual Meeting of Stockholders to be held in 1996.

          The following table sets forth certain information as to the directors and executive officers of the Company:


                                 Positions and Offices With      Director
Name and Age                            the Company               Since
- ------------                     --------------------------      --------
George W. Tilley, 58               Director                         1993
  (Class I)
Wendell R. Brooks, 46              President and Director           1995
  (Class I)
John Derek Prichard-Jones, 60      Chairman and Director            1993
  (Class II)
Anthony Howells, 59                Director                         1996
  (Class II)
Allister Langlands, 38             Director                         1993
  (Class III)

     GEORGE W. TILLEY joined the Company as a director in 1993. He is the President and Chief Executive Officer of Grant Geophysical, Inc., a public company that provides geophysical services to the oil industry. Prior to his current position, Mr. Tilley was the President and Chief Executive Officer of Halliburton Geophysical Services, a division of Halliburton Company, from 1990 to 1992. Prior to 1990, Mr. Tilley held other positions with Halliburton.

     WENDELL R. BROOKS was elected President and Director August 1995. Mr. Brooks has over 20 years of general management experience in the oil and gas service industry. He has been involved in business development activities, including acquisitions and mergers for the Drilling and Productions Services Division of John Wood Group USA, Inc. Prior to joining John Wood Group USA, Inc., Mr. Brooks served for nine years as President and C.E.O. of Del Norte Technology, Inc., an international supplier of equipment and services to the offshore oil and gas industry.

     JOHN DEREK PRICHARD-JONES was elected Chairman of the Company in February 1993. Since 1991, Mr. Jones has served as President of Wood Group USA Inc., a Houston-based, indirect wholly-owned subsidiary of Wood Group performing administrative services for Wood Group's U.S. operations, and serves in various other capacities for other subsidiaries and affiliates of Wood Group. From 1990 to 1991, Mr. Jones served as Vice President - Manufacturing of

Western Atlas Inc., a well logging and seismic company headquartered in Houston, Texas. Mr. Jones served as President of Computalog USA Inc., an oilfield services company having its principal executive offices located in Houston, Texas, from 1989 to 1990. He has been a Director of Wood Group since 1986.

     ANTHONY HOWELLS was appointed to serve as a director of the Company in 1996. He has extensive experience in the oil and gas service business, both domestically and internationally. A graduate of Oxford University, Mr. Howells began his career with Schlumberger Overseas, in Paris, France. From 1966 to 1991, Mr. Howells was employed by Dresser Atlas in various senior management
positions.   Since 1992, Mr. Howells has served as a management consultant to oil and gas service companies specializing in facilitating better business practices and implementing programs to improve organizational effectiveness.

     ALLISTER G. LANGLANDS is a Qualified Chartered Accountant. He has been Group Financial Director of Wood Group since August 1991. From 1989 to August 1991, Mr. Langlands was a partner in the international accounting firm of Coopers & Lybrand Deloitte and its predecessor Deloitte Haskins & Sells.

SECTION 16(a) REPORTING

     Section 16(a) of the 1934 Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), the Company believes that all reports required by Section 16(a) of the 1934 Act were filed on a timely basis by the required persons during the fiscal year ended December 31, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 1995, December 31, 1994, December 31, 1993 (eleven months), and January 31, 1993 to the Company's Chief Executive Officer. No other executive officer of the Company received total annual salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1995, December 31, 1994, December 31, 1993 (eleven months), or January 31, 1993.


                                                                                               LONG-TERM
                                               ANNUAL COMPENSATION                           COMPENSATION
- ----------------------------------------------------------------------------------------------------------
     NAME & PRINCIPAL       YEAR/(1)/   SALARY    BONUS     OTHER ANNUAL       OPTION        ALL OTHER
         POSITION                                           COMPENSATION     AWARDS/(5)/    COMPENSATION
- ----------------------------------------------------------------------------------------------------------
Richard H. Rau /(2)/             1995  $149,778       --    $1,210/(4)/               --                --
    President, Secretary         1994  $154,350       --    $2,318/(4)/               --                --
                                 1993  $138,425  $30,769    $2,036/(4)/               --                --
                                 1992  $144,148  $30,769    $2,100/(4)/               --                --
Wendell R. Brooks /(3)/          1995  $ 75,000       --             --               --                --
    President

(1) For the purposes of the foregoing table, the fiscal year ended December 31, 1995 is referred to as "1995", the fiscal year ended December 31, 1994 is referred to as "1994", the fiscal year ended December 31, 1993 (eleven months) is referred to as "1993," and the fiscal year ended January 31, 1993 is referred to as "1992".

(2)  Mr. Rau served as the Company's President from January  1995 to June 1995.

(3) Mr. Brooks served as the Company's President from August 1995 to the present. During 1995, Mr. Brooks served the Company as a consultant pursuant to which he was paid $75,000 for his services. Effective January 1, 1996, Mr. Brooks became a salaried employee of the Company.

(4) From January 1992 until June 1995, the Company has paid additional annual premiums for a special addendum for Mr. Rau under the company's long-term disability group insurance policy, which would enable Mr. Rau to receive an additional $4,800 per month in disability payments over the $10,000 standard monthly benefits for disabled employees under the group plan terms.

(5) The Company had no stock option, restricted stock, stock bonus or other equity compensation plans in effect during the fiscal years covered by this table.

     Company 401(k) Plan. The Company has a 401(k) Plan (the "Benefit Plan") for the benefit of its employees. All employees of the Company meeting the service requirements specified and not otherwise excluded by the terms of the Benefit Plan are eligible to participate. However, there were no contributions made during fiscal years 1995, 1993 and 1992. In fiscal 1994, a company contribution of $49,000 was made.

     Under the Benefit Plan, the Company may make annual contributions in cash to a trust in such amounts as may be determined by the Company's directors. The assets of the trust are invested by a trustee. The net income or loss of the trust is to be allocated annually to the individual accounts of the participants in proportion to their account balances. The Company's annual contribution, if any, and amounts resulting from forfeitures are to be allocated annually based upon the ratio which each participant's compensation (as defined in the Benefit
Plan) bears to the aggregate compensation of all participants. Each participant's interest in the Benefit Plan is to vest according to the vesting schedule set forth in the Benefit Plan. Distributions to a participant will not ordinarily be made until the participant terminates his service with the Company on account of death, normal or deferred retirement after reaching age 65, early retirement after attaining age 62 or with at least five years of service, disability, or other termination of employment.

LONG TERM INCENTIVE PROGRAM

     In November 1994, the Company's Board of Directors approved a long term incentive plan (the "1994 Plan") pursuant to which certain key employees of the Company may receive cash incentives based upon the Company's earnings in given years. Awards may be granted under the 1994 Plan up to an aggregate of 1,386,366 units (the "Units") (such number being subject to antidilution adjustments under certain circumstances) at prices determined by the Board of Directors. Plan participants, awards to participants, exercise prices and performance measurement periods are determined by the Company's Board of Directors.

     Units granted under the Plan may be exercised and converted into cash at such times and in such amounts as set forth in the applicable agreement entered into in connection with the grant (but in no event earlier than three years after the grant of the Units or later than seven years after the grant).
Holders of Units electing to exercise must irrevocably elect in writing to exercise the Units between February 1 and March 31 of the year in which the holder desires to exercise the Units (the "Window Period"). Such irrevocable election must be delivered to and received by the Board of Directors during such Window Period.

     Upon exercise, holders shall be entitled to receive an amount of cash, within 30 days of notice of exercise, equal to the excess of (A) the aggregate Current Value (hereinafter defined) of the Units so exercised over (B) the aggregate price for the Units (as set forth in the individual agreement with holders) so exercised. The Company shall pay to the holder, within 30 days after the exercise date, the cash amount payable to such holder. The Current Value of a Unit shall be determined as of the end of the Company's fiscal year preceding the exercise date (the "Valuation Date"). "Current Value" of a Unit shall mean the average net consolidated pre-tax earnings of the Company for the two (2) years ending prior to the Window Period in which the holder gives notice of his or her election to exercise Units pursuant to the 1994 Plan and the applicable agreement, multiplied by a factor of five (5) and this result shall be the Current Value of the entire Company as of the Valuation Date, and such Current Value shall be divided by the sum of (x) the number of issued and outstanding shares of the Common Stock on the Valuation Date, plus (y) the number of Units which are issued and outstanding on the Valuation Date. For purposes of determining the Company's net consolidated pre-tax earnings, the earnings will be determined after (1) subtracting all exceptional costs including (I) bonus payments, (ii) contributions to qualified employee benefit plans, such as the Company's 401(k) plans, pension plans or other retirement plans or trusts, and (iii) management fees, and (2) setting aside any portion of the earnings which are restricted or which are subject to a preference in favor of any preferred stock or other senior securities issued by the Company.

     The Company's Board of Directors shall administer the 1994 Plan and may, from time to time, amend, suspend or discontinue the 1994 Plan, or amend any Units granted hereunder; provided, that without the written consent of a holder, no amendment or suspension of the 1994 Plan shall substantially impair any Units.

     During the year ended December 31, 1995, the Board granted no Units to employees of the Company under the 1994 Plan.

DIRECTOR COMPENSATION

     From 1990 to January 1993, the Company's policy was to provide each director of the Company who was not an employee of the Company and who was not compensated under any other agreement, $20,000 in cash as director's fees for each full year of service, plus $500 per meeting attended. In January 1993, the Company terminated this policy regarding directors' fees and meeting fees for directors who are employed by either the Company or Wood Group. As a result, the only directors who now receive fees for their services as directors are Messrs. Tilley and Howells, who are not employed by either the Company or Wood Group. Messrs. Howells and Tilley are to receive $10,000 for each full year of service as a director.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions with respect to the executive officers of the Company are made by the Board of Directors, which includes John Derek Prichard-Jones, Chairman of the Board, and Wendell R. Brooks, President. Mr. Jones does not receive compensation from the Company for his service as Chairman. Mr. Brooks did not participate in any deliberations or votes with respect to his compensation during fiscal 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 25, 1996, by (i) each director, nominee for director and the Chief Executive Officer of the Company,
(ii) all executive officers and directors of the Company as a group, and (iii) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock.


NAME AND ADDRESS OF BENEFICIAL          SHARES OWNED
            OWNER                           (1)          PERCENT OF CLASS
- -------------------------------------  --------------   ------------------
John Wood Group PLC(1)                   8,083,204(1)            58.305%(1)
Allister G. Langlands(2)                         0                    0%
George W. Tilley                                 0                    0%
Wendell R. Brooks                                0                    0%
John Derek Prichard-Jones(2)                     0                    0%
Anthony Howells                                  0                    0%
Directors and Executive Officers                 0                    *
 as a group (5 persons)

- -----------------
*Less than 1%

Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Includes shares of Common Stock held by spouses and minor children of such persons and corporations in which such persons hold a controlling interest.

(1) The address of John Wood Group PLC, a corporation registered in Scotland and incorporated under the laws of the United Kingdom ("Wood Group"), is John Wood House, Greenwell Road, East Tullos, Aberdeen, Scotland AB1 4AX.

(2) The directors of Wood Group, which include Messrs. Prichard-Jones and Langlands and Sir Ian Wood C.B.E., L.L.D., Chairman and Managing Director of Wood Group, may be deemed the beneficial owners of the Company's Common Stock owned by Wood Group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On December 10, 1992, Wood Group completed the purchase (the "Purchase") of approximately 47% of the issued and outstanding shares of Common Stock of Old ERC and presently controls approximately 58% of the voting stock of the Company. The Company has been advised that Wood Group is recognized as the United Kingdom's largest indigenous oil service company, having over 20 years experience in servicing the oil and gas industries.

       On April 16, 1993, the Company (which formerly was a wholly-owned subsidiary of Old ERC), was merged with Old ERC pursuant to a vote of Old ERC's stockholders (the "Merger"), under which the Company was the surviving corporation. The Company effected the Merger primarily to preserve and maximize the Company's ability to offset taxable income with Old ERC's net operating losses available for carryforward ("NOL Carryforwards"). Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and the Regulations issued thereunder, a corporation's future use of its federal income tax net operating losses available for carryforward to future periods may be limited after the occurrence of an "ownership" change. An ownership change is a transaction or series of transactions resulting in an increase of more than 50 percentage points in the percentage of ownership interests of stockholders who, before or after such ownership change, own, directly or indirectly, stock representing 5% or more of the aggregate fair market value of the outstanding stock of such corporation.

       The Certificate of Incorporation of the Company now contains certain stock transfer restrictions in order to seek to preserve the Company's NOL Carryforwards. The Certificate of Incorporation of the Company provides that no person who, as a result of any attempted transfer of Common Stock of the Company, would own, directly or indirectly, Common Stock having a fair market value equal to 5% or more of the aggregate fair market value of the outstanding shares of Common Stock, may acquire shares of Common Stock (or options, warrants, or rights or securities exercisable, convertible or exchangeable therefor), unless such person obtains the approval of the Board of Directors of the Company. Each certificate representing shares of Common Stock issued in connection with the Merger bears a legend referring to this restriction on transfer. Approval of the Board of Directors must be obtained by written request addressed to the Company's Board of Directors at the address of the Company's principal executive offices. Any attempted transfer without Board of Directors' approval (or approval of a duly appointed committee of the Board) would be void and without effect, and the intended transferee would be deemed to have appointed the Company as exclusive agent to sell such shares to a transferee eligible to acquire such shares or otherwise approved by the Board of Directors of the Company (or a committee thereof). All proceeds from the sale of such shares shall be remitted to such appointed transferee. This restriction on transfer would terminate upon the earliest to occur of (i) December 31, 2002, (ii) the date when the existing NOL Carryforwards expire or (iii) the date when the NOL Carryforwards become subject to the limitations of Section 382 of the Code.

       The Merger had the effect of prohibiting the transfer of Common Stock of any person who directly or indirectly owns, or as a result of the attempted transfer would own, stock having a fair market value equal to 5% or more of the aggregate fair market value of Common Stock unless such transfer is approved in advance by a majority of the directors (or a committee thereof).

       Quantum and Wood Group entered into a Standstill and Voting Agreement dated October 15, 1992 pursuant to which Quantum had agreed for a period commencing on the date of the Standstill and Voting Agreement and continuing for three years plus ninety days following the consummation of the Purchase, not to effect any transaction with respect to any of the shares of Common Stock retained by it or any interest therein, without the prior written consent of the Board of Directors if the transaction may result in the Company being subject to the limitations on the use of the Company's net operating losses pursuant to
Section 382 of the Code. These transactions include, but are not limited to (a) any sale, conveyance, transfer or entering into any agreement to sell or convey any of such retained shares; (b) any grant of any warrants, options, rights, convertible debt instruments or other securities which are exercisable for, convertible into or exchangeable for any or all of such retained shares, or other similar interests or rights in such shares; or (c) any conveyance, transfer or other disposition of its retained shares or any interest in its retained shares in any transaction or series of transactions which would or may be treated as a sale, conveyance, transfer or disposition for purposes of
Section 382 of the Code or the regulations promulgated thereunder.

       Additionally, Quantum agreed under the Standstill and Voting Agreement that for a period of four years following consummation of the Purchase or until such earlier date that Quantum ceases to be the beneficial owner of voting stock of the Company, it would vote its shares of Common Stock for the Wood Group's designees for election or appointment to the Board of Directors of the Company and would vote against the removal of any such designee or nominee if a vote by stockholders on such removal were ever called.

       In March 1996 Wood Group purchased an additional 1,544,518 shares of Common Stock in privately negotiated transactions, including the 780,000 shares owned by Quantum subject to the Standstill and Voting Agreement. As a result, Wood Group currently owns 8,083,204 shares of Common Stock.

       The Company and Wood Group have agreed to an annual provision for administrative and financial services fees in amounts to be determined on an annual basis. The Company paid or accrued $133,138 in such fees for the fiscal year ended December 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ERC INDUSTRIES, INC.




Dated: April 29, 1996                 /s/ Wendell Brooks
                                      ------------------
                                      Wendell Brooks
                                      President