Form 10-Q
period 1996-03-31
ERC INDUSTRIES INC /DE/
filed 1996-05-15
CIK 775477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439
                    -------

                              ERC INDUSTRIES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    76-0382879
                 --------                                    ----------
       (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
       incorporation or organization)

15835 Park Ten Place, Suite 115, Houston, Texas                  77084
- - -----------------------------------------------                 -------
   (Address of principal executive offices)                    (Zip Code)

                                 (713) 398-8901
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   x   No ______
                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at May 13, 1996
  -----------------------------              ---------------------------
  Common stock, $0.01 par value                13,863,656 shares

                              ERC INDUSTRIES, INC.



                                     INDEX



                                                                         PAGE
PART I

FINANCIAL INFORMATION:

  Condensed Balance Sheets -
     March 31, 1996 (Unaudited) and December 31, 1995....................  2

  Condensed Statements of Income
     (Unaudited) - Three Months Ended March 31, 1996 and March 31, 1995..  3

  Condensed Statements of Cash Flows
     (Unaudited) - Three Months Ended March 31, 1996 and March 31, 1995..  4

  Notes to Condensed Financial Statements................................  5

  Management's Discussion and Analysis...................................  7

PART II

OTHER INFORMATION........................................................  9

  Signature Page......................................................... 10

                         PART I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                                 BALANCE SHEET
                                (IN THOUSANDS)



                                                                   March 31,          December 31,
                                                                     1996                1995
                                                                   ----------         ------------
                                                                   (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                         $   558             $     -
 Trade accounts receivable, net of allowance for
  doubtful accounts of $551 and $512, respectively                   6,214               6,671
 Inventory                                                           9,073               8,599
 Prepaid expenses and other current assets                               -                  60
 Deferred tax asset                                                    516                 499
                                                                   -------             -------
  Total current assets                                              16,361              15,829

Property, plant and equipment, net                                   3,203               2,860
Other assets                                                           472                 493
Excess cost over net assets acquired, net                            1,643               1,697
                                                                   -------             -------
                                                                   $21,679             $20,879
                                                                   =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt and capital leases due within one year             $ 3,477             $ 2,815
 Accounts payable                                                    3,556               4,182
 Other accrued liabilities                                           2,638               2,182
                                                                   -------             -------
   Total current liabilities                                         9,671               9,179
                                                                   -------             -------
Long-term debt                                                       2,165               1,787
Deferred taxes                                                           -                   -
                                                                   -------             -------
                                                                     2,165               1,787
                                                                   -------             -------
Commitments and contingencies                                            -                   -

Shareholders' equity:
  Preferred stock, par value $1; authorized and
    unissued - 10,000,000 shares                                         -                   -
  Common stock, par value $.01; authorized - 30,000,000
    shares; issued and outstanding - 13,863,656 shares                 139                 139
  Additional paid-in capital                                         5,237               5,237
  Retained earnings from January 10, 1989                            4,467               4,537
                                                                   -------             -------
   Total shareholders' equity                                        9,843               9,913
                                                                   -------             -------
                                                                   $21,679             $20,879
                                                                   =======             =======

                       See notes to financial statements.

                             ERC INDUSTRIES, INC.
                             STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
                                                   1996        1995
                                               -----------   ----------

Revenues                                       $    9,828    $   7,920
Cost of goods sold                                  7,789        6,016
                                               -----------   ----------
 Gross profit                                       2,039        1,904

Selling, general and administrative expenses        2,030        1,855
                                               -----------   ----------
Operating income                                        9           49
                                               ------------  ----------

Other (income) expense:
 Interest expense                                     101           90
 Other, net                                            (5)         (20)
                                               ------------  ----------
                                                       96           70
                                               ------------  ----------

(Loss) before (benefit) for income taxes              (87)         (21)

(Benefit) for income taxes                            (17)          (7)
                                               ------------  -----------
Net (loss)                                     $      (70)   $     (14)
                                               ============  ==========

Net (loss) per share                           $     (.01)   $    none
                                               ============  ==========

Weighted average number of shares
outstanding                                        13,864       13,864
                                               ============  ==========

                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               --------------------------
                                                                                   1996          1995
                                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                                     $     (70)     $       (14)
Adjustments to reconcile net (loss) to
 net cash used in operating activities:
 Depreciation and amortization                                                       262              265
 Bad debt expense                                                                     33               40
 Deferred tax benefit                                                                (17)              (7)
 (Gain) on sale of property, plant and equipment                                       -               (4)
 Non-cash charge for income taxes                                                      -                -
 (Decrease) increase in other assets                                                (192)             156
 Net effect of changes in operating accounts                                        (160)          (1,859)
                                                                               -----------    -------------

    Net cash used in operating activities                                           (144)          (1,423)
                                                                               -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property, plant and equipment                                         (338)             (182)
 Proceeds from sale of property, plant and equipment                                   -                10
                                                                               ------------   -------------
    Net cash used in investing activities                                           (338)             (172)
                                                                               ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Line of credit borrowings, net                                                     675             1,425
  Increase (decrease) on long-term debt and capital
   lease obligations                                                                 365              (142)
                                                                               ------------   -------------
    Net cash provided by financing activities                                      1,040             1,283
                                                                               ------------   -------------

  Net increase (decrease) in cash and cash equivalents                               558              (312)

  Cash and cash equivalents, beginning of period                                       -               312
                                                                               -------------   ------------
  Cash and cash equivalents, end of period                                     $     558       $         -
                                                                               =============   ============



                      See notes to financial statements.

                              ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The information contained herein with respect to March 31, 1996 and the three months ended March 31, 1996 and 1995, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's annual report (Form 10-K) for the year ended December 31, 1995. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three months ended March 31, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) The FASB No. 109, "Accounting for Income Taxes" requires recording deferred tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



                                   March 31,
                                     1996
                                   ---------
                                  (thousands)


Deferred tax liabilities:
 Tax over book depreciation......    $    48
                                     -------

 Total deferred tax liabilities..         48
                                     -------

Deferred tax assets:
 Net operating loss..............      8,991
 Tax over book inventory basis...        210
 Other...........................        386
 Valuation allowance.............     (8,991)
                                     -------

 Total deferred tax assets.......        596
                                     -------

  Net deferred tax asset.........    $   548
                                     =======

At March 31, 1996, the Company had net operating loss carryforwards ("NOL Carryforwards") available to offset future taxable income in the approximate amount of $26,444,000. These amounts expire between the years 2001 and 2003. Special limitations exist under the law which may restrict utilization of the regular tax and alternative minimum tax NOL Carryforwards.

                             ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     The following is a summary of the provision for income taxes:

                                                       Three
                                                    Months Ended
                                                    -------------
                                                 1996          1995
                                             -------------  -----------
                                                     (thousands)



     Current -
         (due to alternative minimum tax)           $   -        $   -
     Non-cash charge in lieu
        of income taxes                                 -            -
     Deferred benefit                                 (17)          (7)
                                                    -----   ----------

     Credit, provision for income taxes             $ (17)       $  (7)
                                                    =====   ==========

The non-cash charges in lieu of income taxes represent the amount of income taxes the Company would pay absent the NOL Carryforwards which was generated before the Company affected a quasi-reorganization. Such charges are offset within shareholders' equity by an increase in additional paid-in capital.

  (3)The following is a summary of the net effect of the changes in operating accounts on cash flows from operating activities for the three months ended March 31, 1996 and March 31, 1995 (thousands):

                                                                            March 31,
                                                                          1996     1995
                                                                         ------  --------

     Decrease in trade accounts receivable                               $ 457   $    16
     (Increase) in inventories                                            (474)     (751)
     (Increase) decrease in prepaid expenses and other current assets       27      (160)
     (Decrease) in accounts payable                                       (626)     (987)
     Increase in other accrued liabilities                                 456        23
                                                                         -----   -------

     Net effect of changes in operating accounts                         $(160)  $(1,859)
                                                                         =====   =======

The Company made the following cash payments: (I) interest of $101,000 and $71,000 for the three months ended March 31, 1996 and 1995, respectively, and
(ii) income taxes of $0 and $1,750 for the three months ended March 31, 1996 and 1995, respectively.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was 708 for the three months ended March 31, 1996, compared with 705 for the three months ended March 31, 1995.

The Company's revenues increased by $1,908,000 for the three months ended March 31, 1996 to $9,828,000 from $7,920,000 for the three months ended March 31, 1995, a 24.1% increase contrasted with a flat rig count. The increase in revenues is principally the result of (i) higher drilling activity (ii) certain large customers increasing their levels of activity (iii) an increase in the Company's customer base, and (iv) higher international volume.

The gross margin for the three months ended March 31, 1996 increased by $135,000 to $2,039,000, from $1,904,000 for the three months ended March 31, 1995. The gross profit percentage was 20.7% for the three months ended March 31, 1996 compared with 24.0% for the three months ended March 31, 1995. This decrease is a result of (i) production inefficiencies at Barton Wood (ii) product mix shift toward lower margin products, and (iii) accrual of $125,000 for the cost of not exercising an option to purchase the equipment at Barton Wood.

Selling, general and administrative expenses increased by $175,000 to $2,030,000 for the three months ended March 31, 1996 from $1,855,000 for the three months ended March 31, 1995. The primary reason for the increase was due to costs associated with international marketing efforts and additional sales personnel.

The Company generated operating income of $9,000 for the three months ended March 31, 1996 compared with operating income of $49,000 for the three months ended March 31, 1995. The decrease in operating profit was due to decreased gross margin percentages and increased selling, general and administrative expenses.

Other expense, net increased by $26,000. This was principally due to an increase in interest expense as a result of higher inventory levels since March of 1995, which required an increase in the company's line of credit borrowing.

The provision for income taxes for the three months ended March 31, 1996 and 1995 resulted in a benefit of $17,000 and $7,000, respectively.


Liquidity and Capital Resources

Working capital increased by $40,000 to $6,690,000 at March 31, 1996 compared with $6,650,000 at December 31, 1995. The increase in working capital was due to lower trade receivables in spite of higher volume, and higher inventory levels to support the increased activity offset by higher current liabilities.

Subsequent to December 31, 1995, the loan facility has been amended to extend the line of credit through June 30, 1996. Management intends to either continue obtaining extensions on the current line of credit or negotiate a new long term credit agreement depending on which is more advantageous for the Company.

Pursuant to the Company's long-term debt agreements, approximately $3,477,000 in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of approximately $650,000 through 1996, principally for vehicles and computer purchases. The Company expects to fund these expenditures from cash provided by operations, additional capital lease obligations and from the Company's line of credit facility.

                          Part II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          -----------------

      The Company is involved in various claims and disputes in the normal course of its business. Management of the Company believes the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations.


Item 2.   Changes in Securities.
          ---------------------

          None.


Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.


Item 5.   Other Information.
          -----------------

          None.


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)   Exhibits:  None.

          (b)   Reports on Form 8-K:  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 1996                             ERC INDUSTRIES, INC.
                                                --------------------




                                         /s/
                          ------------------------------------------
                                 Wendell R. Brooks
                                 President, Secretary & Director



                                        /s/
                          ------------------------------------------
                                 James E. Klima
                                 Chief Financial Officer