Form 10-Q
period 1996-06-30
ERC INDUSTRIES INC /DE/
filed 1996-08-15
CIK 775477

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439

                             ERC INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                   76-0382879
(State or other jurisdiction of              (I.R.S. Employer I.D. No.)
incorporation or organization)

15835 Park Ten Place, Suite 115, Houston, Texas          77084
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

                              Yes   x   No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at June 21, 1996
 Common stock, $0.01 par value                    21,248,272 shares

                             ERC INDUSTRIES, INC.



                                     INDEX



PART I                                                                 PAGE


FINANCIAL INFORMATION:

  Condensed Balance Sheets -
     June 30, 1996 (Unaudited) and December 31, 1995.................   2

  Condensed Statements of Income
     (Unaudited) - Three and Six Months Ended
     June 30, 1996 and June 30, 1995.................................   3

  Condensed Statements of Cash Flows
     (Unaudited) - Six Months Ended June 30, 1996 and June 30, 1995..   4

  Notes to Condensed Financial Statements............................   5

  Management's Discussion and Analysis...............................   7

PART II

OTHER INFORMATION....................................................   9

  Signature Page.....................................................  10


                         PART I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                                 BALANCE SHEET
                                (IN THOUSANDS)

                                                                          June 30,       December 31,
                                                                            1996             1995
                                                                       --------------    -------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $        1,799    $           -
  Trade accounts receivable, net of allowance for
    doubtful accounts of $597 and $492, respectively                            8,551            6,671
  Inventory                                                                    10,562            8,599
  Prepaid expenses and other current assets                                         -               60
  Deferred tax asset                                                              401              499
                                                                       --------------    -------------
        Total current assets                                                   21,313           15,829

Property, plant and equipment, net                                              3,036            2,860
Other assets                                                                      443              493
Excess cost over net assets acquired, net                                       1,463            1,697
                                                                       --------------    -------------
                                                                       $       26,255    $      20,879
                                                                       ==============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt and capital leases due within one year                $          298    $       2,815
  Accounts payable                                                              5,829            4,182
  Other accrued liabilities                                                     2,031            2,182
                                                                       --------------    -------------
        Total current liabilities                                               8,158            9,179

Long-term debt                                                                  2,147            1,787
Deferred taxes                                                                      -                -
                                                                       --------------    -------------
                                                                                2,147            1,787
                                                                       --------------    -------------

Commitments and contingencies                                                       -                -

Shareholders' equity:
  Preferred stock, par value $1; authorized and
    unissued - 10,000,000 shares                                                    -                -
  Common stock, $0.01 par value; 30,000,000 shares authorized;
    21,248,272 and 13,863,656 issued and outstanding as of
    June 30, 1996 and December 31, 1995, respectively                             212              139
  Additional paid-in capital                                                   11,021            5,237
  Retained earnings from January 10, 1989                                       4,717            4,537
                                                                       --------------    -------------
        Total shareholders' equity                                             15,950            9,913
                                                                       --------------    -------------
                                                                       $       26,255    $      20,879
                                                                       ==============    =============

                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                             STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                                Three Months Ended:                Six Months Ended:
                                                                       June 30,                           June 30,
                                                             --------------------------         ------------------------
                                                                 1996           1995                1996         1995
                                                             ------------   -----------         ----------   -----------
Revenues                                                     $   11,817     $    8,523          $   21,645   $   16,443
Cost of goods sold                                                8,891          6,525              16,680       12,541
                                                             ----------     ----------          ----------   ----------
  Gross profit                                                    2,926          1,998               4,965        3,902

Selling, general and administrative expenses                      2,479          1,975               4,509        3,830
                                                             ----------     ----------          ----------   ----------
Operating income                                                    447             23                 456           72
                                                             ----------     ----------          ----------   ----------
Other (income) expense:
  Interest expense                                                   91            107                 192          197
  Other, net                                                         (9)            (8)                (14)         (28)
                                                             ----------     ----------          ----------   ----------
                                                                     82             99                 178          169
                                                             ----------     ----------          ----------   ----------

Income (loss) before provision (benefit) for income taxes           365            (76)                278          (97)

Provision (benefit) for income taxes                                115             (7)                 98          (14)
                                                             ----------     ----------          ----------   ----------
Net income (loss)                                            $      250     $      (69)         $      180   $      (83)
                                                             ==========     ==========          ==========   ==========
Net income per share                                         $     0.02     $     none          $     0.01   $    (0.01)
                                                             ==========     ==========          ==========   ==========
Weighted average number of shares outstanding                    15,790         13,864              14,838   $   13,864
                                                             ==========     ==========          ==========   ==========



                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                            Six Months Ended:
                                                                June 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                     $      180   $     (83)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                              665         535
    Bad debt expense                                            51          83
    Deferred tax benefit                                        98         (14)
    (Gain) on sale of property, plant and equipment              -          (4)
    (Decrease) increase in other assets                       (185)        162
    Net effect of changes in operating accounts             (2,338)     (2,513)
                                                        ----------   ---------
        Net cash used in operating activities               (1,529)     (1,834)
                                                        ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                  (372)       (340)
  Proceeds from sale of property, plant and equipment            -          13
                                                        ----------   ---------

        Net cash used in investing activities                 (372)       (327)
                                                        ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Line of credit borrowings, net                            (2,425)      2,075
  Principal payments on long-term debt and capital
    lease obligations                                          268        (226)
  Net proceeds from issue of common stock                    5,857
                                                        ----------   ---------

        Net cash provided by financing activities            3,700       1,849
                                                        ----------   ---------
  Net increase in cash and cash equivalents                  1,799        (312)

  Cash and cash equivalents, beginning of period                 -         312
                                                        ----------   ---------
  Cash and cash equivalents, end of period              $    1,799   $       -
                                                        ==========   =========

                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The information contained herein with respect to June 30, 1996 and the three and six months ended June 30, 1996 and 1995, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's annual report (Form 10-K) for the year ended December 31, 1995. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six months ended June 30, 1996 and 1995.
     The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) At June 30, 1996, the Company had net operating loss carryforwards ("NOL Carryforwards") available to offset future taxable income in the approximate amount of $26,444,000. These amounts expire between the years 2001 and 2003. Special limitations exist under the law which may restrict utilization of the regular tax and alternative minimum tax NOL Carryforwards.

     The following is a summary of the provision for income taxes:


                                             Three                Six
                                         Months Ended        Months Ended
                                            June 30             June 30
                                       1996       1995      1996       1995
                                       ----       ----      ----       ----
                                          (thousands)         (thousands)

Non-cash charge in lieu
  of income taxes                      $ 115      $   -     $  98      $   -
Deferred benefit                           -         (7)        -        (14)
                                       -----      -----     -----      -----
Provision (benefit) for income taxes    $115      $  (7)    $  98      $ (14)
                                       =====      =====     =====      =====


The non-cash charges in lieu of income taxes represent the amount of income taxes the Company would pay absent the NOL Carryforwards which was generated before the Company affected a quasi-reorganization.

                             ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(3) The following is a summary of the net effect of the changes in operating accounts on cash flows from operating activities for the six months ended June 30, 1996 and June 30, 1995 (thousands):


                                                                              June 30,
                                                                           1996       1995
                                                                         ---------  --------

     (Increase) in trade accounts receivable                              $(1,880)  $  (381)
     (Increase) in inventories                                             (1,963)   (1,144)
     Decrease (increase) in prepaid exp. and other current assets              60      (128)
     Increase (decrease) in accounts payable                                1,647    (1,105)
     (Decrease) increase in other accrued liabilities                        (202)      245
                                                                          -------   -------
      Net effect of changes in operating accounts                         $(2,338)  $(2,513)
                                                                          =======   =======

The Company made the following cash payments: (i) interest of $187,712 and $181,000 for the six months ended June 30, 1996 and 1995, respectively, and (ii) income taxes of $0 and $6,800 for the six months ended June 30, 1996 and 1995, respectively.

                             ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer was 730 for the six months ended June 30, 1996, compared with 691 for the six months ended June 30, 1995. The average active rig count is an indicator of the market in which the Company operates.

The Company's revenues increased by $3,294,000 (38.6%) to $11,817,000 for the three month period ended June 30, 1996, from $8,523,000 for the three month period ended June 30, 1995. In addition, the Company's six month revenues increased by $5,202,000 (31.6%) to $21,645,000 for the six months ended June 30, 1996, from $16,443,000 for the six months ended June 30, 1995. The increase in revenues is principally the result of (i) higher drilling activity (ii) certain large customers increasing their levels of activity (iii) an increase in the Company's customer base, and (iv) higher international volume.

The gross margin for the six months ended June 30, 1996 increased by $1,063,000 to $4,965,000, from $3,902,000 for the six months ended June 30, 1995. The gross profit percentage was 22.9% for the six months ended June 30, 1996
compared with 23.7% for the six months ended June 30, 1995.   This decrease is a
result of a 1996 accrual of $125,000 for the cost of not exercising an option to purchase certain leased equipment at Barton Wood.

Selling, general and administrative expenses increased by $679,000 to $4,509,000 for the six months ended June 30, 1996 from $3,830,000 for the six months ended June 30, 1995. The primary reason for the increase was due to costs associated with international marketing efforts and additional sales personnel. The selling, general and administrative expense, as a percentage of sales, was 20.8% in the first six months of 1996 compared with 23.3% for the first six months of 1995.

The Company generated operating income of $447,000 and $456,000 for the three and six months ended June 30, 1996 compared with operating income of $23,000 and $72,000 for the three and six months ended June 30, 1995. The increase in operating profit was due to increased sales volume with moderate increases in selling, general and administrative expenses.

The provision for income taxes for the six months ended June 30, 1996 and 1995 resulted in a provision of $98,000 for 1996 and a benefit of $14,000 for 1995, respectively.

Liquidity and Capital Resources

On June 6, 1996, the Company entered into an Investment Agreement pursuant to which John Wood Group PLC purchased and the Company sold an aggregate of 7,384,616 shares of Common Stock at a purchase price of $0.8125 (13/16) per share (or an aggregate consideration of $6,000,000.50).

On August 6, 1996, the loan facility has been amended to extend the line of credit through June 30, 1997 and the total availability was increased to $5,000,000.

Pursuant to the Company's long-term debt agreements, approximately $298,000 in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of approximately $1,300,000 through 1996, principally for machine tools, vehicles and computer purchases. The Company expects to fund these expenditures from cash provided by operations, additional capital lease obligations and from the Company's line of credit facility.

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



Date: August 14, 1996             ERC INDUSTRIES, INC.


                                  /s/  WENDELL R. BROOKS
                                  -------------------------------
                                  Wendell R. Brooks
                                  President, Secretary & Director



                                  /s/  JAMES E. KLIMA
                                  -------------------------------
                                  James E. Klima
                                  Chief Financial Officer