Form 10-Q
period 1996-09-30
ERC INDUSTRIES INC /DE/
filed 1996-11-14
CIK 775477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439
                    -------

                              ERC INDUSTRIES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      76-0382879
         --------                                      ----------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
 incorporation or organization)

15835 Park Ten Place, Suite 115, Houston, Texas       77084
-----------------------------------------------      -------
(Address of principal executive offices)            (Zip Code)

                                 (281) 398-8901
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   x   No
                                  -----    _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at September 30, 1996
            -----                          ---------------------------------
 Common stock, $0.01 par value                    21,248,272 shares

                              ERC INDUSTRIES, INC.



                                     INDEX



                                                            PAGE
PART I

FINANCIAL INFORMATION:

  Condensed Balance Sheets -
     September 30, 1996 (Unaudited) and December 31, 1995..  2

  Condensed Statements of Income
     (Unaudited) - Three and Nine Months Ended
     September 30, 1996 and September 30, 1995.............  3

  Condensed Statements of Cash Flows
     (Unaudited) - Nine Months Ended
          September 30, 1996 and September 30, 1995........  4

  Notes to Condensed Financial Statements..................  5

  Management's Discussion and Analysis.....................  7

PART II

OTHER INFORMATION..........................................  9

  Signature Page........................................... 10

                         PART I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                                 BALANCE SHEET
                                (IN THOUSANDS)

                                                        September 30,    December 31,
                                                            1996            1995
                                                        ------------     ------------
ASSETS
Current assets:
  Trade accounts receivable, net of allowance for
   doubtful accounts of $612 and $492, respectively        $ 9,794          $ 6,671
  Inventory                                                 13,477            8,599
  Prepaid expenses and other current assets                    216               60
  Deferred tax asset                                           781              499
                                                           -------          -------
    Total current assets                                    24,268           15,829

Property, plant and equipment, net                           4,784            2,860
Other assets                                                   650              493
Excess costs over net assets acquired, net                   1,726            1,697
                                                           -------          -------
                                                           $31,428          $20,879
                                                           =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings from banks                         $ 1,393          $ 2,425
  Long-term debt and capital leases due within one year        293              390
  Accounts payable                                           7,403            4,182
  Other accrued liabilities                                  3,301            2,182
                                                           -------          -------
    Total current liabilities                               12,390            9,179
                                                           -------          -------

Long-term debt                                               2,105            1,787

Shareholders' equity:
  Preferred stock, par value $1; authorized and
   unissued--10,000,000 shares                                  --               --
  Common stock, $0.01 par value; 30,000,000 shares
   authorized; 21,248,272 and 13,863,656 issued and
   outstanding as of September 30, 1996 and
   December 31, 1995, respectively                             212              139
  Additional paid-in capital                                11,613            5,237
  Retained earnings from January 10, 1989                    5,108            4,537
                                                           -------          -------
    Total shareholders' equity                              16,933            9,913
                                                           -------          -------
                                                           $31,428          $20,879
                                                           =======          =======

                      See notes to financial statements.

                             ERC INDUSTRIES, INC.
                             STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended:                 Nine Months Ended:
                                                              September 30,                       September 30,
                                                           -------------------                 ------------------
                                                            1996         1995                   1996        1995
                                                           ------       ------                 ------      ------
Revenues                                                   $13,304      $ 9,271                $34,949     $25,714
Cost of goods sold                                          10,244        7,423                 26,924      19,964
                                                           -------      -------                -------     -------
  Gross profit                                               3,060        1,848                  8,025       5,750

Selling, general and administrative expenses                 2,397        1,992                  6,906       5,832
                                                           -------      -------                -------     -------
Operating income                                               663         (144)                 1,119        (82)
                                                           -------      -------                -------     -------
Other (income) expense:
  Interest expense                                              19          117                    211         314
  Other, net                                                   (20)           4                    (34)        (34)
                                                           -------      -------                -------     -------
                                                                (1)         121                    177         280
                                                           -------      -------                -------     -------
Income (loss) before provision (benefit) for income taxes      664         (265)                   942        (362)

Provision (benefit) for income taxes                           272          (79)                   370         (93)
                                                           -------      -------                -------     -------

Net income (loss)                                          $   392      $  (186)               $   572     $  (269)
                                                           =======      =======                =======     =======

Net income (loss) per share                                $  0.02      $ (0.01)                $ 0.03     $ (0.02)
                                                           =======      =======                =======     =======

Weighted average number of shares outstanding               21,248       13,864                 16,990      13,864
                                                           =======      =======                =======     =======


                      See Notes to financial statements.

                             ERC INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended:
                                                                                   September 30,
                                                                                ------------------
                                                                                 1996        1995
                                                                                ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                             $   572     $  (269)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                   728         778
    Bad debt expense                                                                 51         130
    Deferred tax benefit                                                           (282)        (93)
    Non-cash charge for income taxes                                                614          --
    Gain on sale of property, plant and equipment                                    --          (5)
    (Increase) decrease in other assets                                            (416)        163
    Net effect of changes in operating accounts                                  (3,316)     (2,347)
                                                                                -------     -------
      Net cash used in operating activities                                      (2,049)     (1,643)
                                                                                -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Business acquisition                                                           (1,580)         --
  Purchases of property, plant and equipment                                       (524)       (411)
  Proceeds from sale of property, plant and equipment                                --          14
                                                                                -------     -------
      Net cash used in investing activities                                      (2,104)       (397)
                                                                                -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Line of credit borrowings, net                                                 (1,925)      2,075
  Borrowings (repayments) on long-term debt and capital lease obligations           221        (347)
  Net proceeds from issue of common stock                                         5,857          --
                                                                                -------     -------
      Net cash provided by financing activities                                   4,153       1,728
                                                                                -------     -------

Net increse in cash and cash equivalents                                             --        (312)

Cash and cash equivalents, beginning of period                                       --         312
                                                                                -------     -------

Cash and cash equivalents, end of period                                        $    --     $    --
                                                                                =======     =======

                      See notes to financial statements.

                              ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The information contained herein with respect to September 30, 1996 and the three and nine months ended September 30, 1996 and 1995, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's annual report (Form 10-K) for the year ended December 31, 1995. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine months ended September 30, 1996 and 1995. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) On September 27, 1996, the Company acquired 100% of the issued and outstanding capital shares of Seaboard Lloyd Limited (Seaboard), a private company incorporated in Scotland under the Companies Acts of the United Kingdom in a privately negotiated transaction.

     The business of Seaboard is the manufacture of oilfield equipment. Seaboard operates from a facility located in Cumbernauld, Scotland. The Company plans to continue to operate Seaboard in substantially the same manner as it was operated prior to the acquisition.

     The Company paid a purchase price of $1,580,000 cash for the issued share capital of Seaboard. The source of the funds for the purchase was approximately $1,080,000 in cash on hand and $500,000 borrowed under the Company's existing credit facility. The purchase price was allocated (based on preliminary estimates and assumptions) as follows:


          Accounts Receivable    $  931,000
          Inventory               1,088,000
          Fixed Asset             1,605,000
          Goodwill                  317,000
          Accounts Payable         (545,000)
          Accrued Expenses         (923,000)
          Bank Debt                (893,000)
                                 ----------
                                 $1,580,000
                                 ==========

(3) At September 30, 1996, the Company had net operating loss carryforwards ("NOL Carryforwards") available to offset future taxable income in the approximate amount of $25,830,000. These amounts expire between the years 2001 and 2003. Special limitations exist under the law which may restrict utilization of the regular tax and alternative minimum tax NOL Carryforwards.

                              ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     The following is a summary of the provision for income taxes:

                                                 Three           Nine
                                             Months Ended    Months Ended
                                             September 30,   September 30,
                                             1996     1995   1996    1995
                                            ------   ------ ------  ------
                                             (thousands)    (thousands)
     Taxes currently payable                 $  38   $      $  38   $
     Non-cash charge in lieu
        of income taxes                        516      -     614      -
     Deferred benefit                         (282)   (79)   (282)   (93)
                                             -----   ----   -----   ----

     Provision (benefit) for income taxes    $ 272   $(79)  $ 370   $(93)
                                             =====   ====   =====   ====

     The non-cash charges in lieu of income taxes represent the amount of income taxes the Company would pay absent the NOL Carryforwards which were generated before the Company affected a quasi-reorganization.

(4) The following is a summary of the net effect of the changes in operating accounts on cash flows from operating activities for the nine months ended September 30, 1996 and September 30, 1995 (in thousands):

                                                                       September 30,
                                                                      1996       1995
                                                                    ---------  --------

     (Increase) in trade accounts receivable                         $(2,243)  $(1,672)
     (Increase) in inventories                                        (3,790)   (1,606)
     (Increase) decrease in prepaid expense/other current assets        (156)       22
     Increase in accounts payable                                      2,676       327
     Increase in other accrued liabilities                               197       582
                                                                     -------   -------

     Net effect of changes in operating accounts                     $(3,316)  $(2,347)
                                                                     =======   =======

     The Company made the following cash payments: (i) interest of $270,000 and $314,000 for the nine months ended September 30, 1996 and 1995, respectively, and (ii) income taxes of $0 and $6,800 for the nine months ended September 30, 1996 and 1995, respectively.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer was 757 for the nine months ended September 30, 1996, compared with 709 for the nine months ended September 30, 1995. The average active rig count is an indicator of the market in which the Company operates.

The Company's revenues increased by $4,033,000 (43.5%) to $13,304,000 for the three month period ended September 30, 1996, from $9,271,000 for the three month period ended September 30, 1995. In addition, the Company's nine month revenues increased by $9,235,000 (35.9%) to $34,949,000 for the nine months ended September 30, 1996, from $25,714,000 for the nine months ended September 30, 1995. The increase in revenues is principally the result of (i) higher drilling activity (ii) certain large customers increasing their levels of activity (iii) an increase in the Company's customer base, and (iv) higher international volume.

Gross profit for the nine months ended September 30, 1996 increased by $2,275,000 to $8,025,000, from $5,750,000 for the nine months ended September 30, 1995. The gross profit percentage was 23.0% for the nine months ended September 30, 1996, compared with 22.4% for the nine months ended September 30,
1995.   This increase is the result of higher fixed cost utilization and additional savings on outsourcing of materials.

Selling, general and administrative expenses increased by $1,074,000 to $6,906,000 for the nine months ended September 30, 1996 from $5,832,000 for the nine months ended September 30, 1995. The primary reason for the increase is due to costs associated with international marketing efforts and additional sales personnel. The selling, general and administrative expense, as a percentage of sales, was 19.8% in the first nine months of 1996 compared with 22.7% for the same period in 1995.

The Company generated operating income of $663,000 and $1,119,000 for the three and nine months ended September 30, 1996, compared with operating losses of $144,000 and $82,000 for the three and nine months ended September 30, 1995. The increase in operating profit is due to increased sales volume with relative decreases in direct, indirect, selling and administrative costs.

The provision for income taxes for the nine months ended September 30, 1996 and 1995 resulted in a provision of $370,000 for 1996 and a benefit of $93,000 for 1995, respectively.

Liquidity and Capital Resources

On June 6, 1996, the Company entered into an Investment Agreement pursuant to which John Wood Group PLC purchased and the Company sold an aggregate of 7,384,616 shares of Common Stock at a purchase price of $0.8125 (13/16) per share (or an aggregate consideration of $6,000,000.50).

On August 6, 1996, the loan facility was amended to extend the line of credit through June 30, 1997 and the total availability was increased to $5,000,000.

On September 27, 1996, the Company acquired 100% of the issued and outstanding capital shares of Seaboard Lloyd Limited ("Seaboard"), a private company incorporated in Scotland under the Companies Acts of the United Kingdom in a privately negotiated transaction.

The business of Seaboard is the manufacture of oilfield equipment. Seaboard operates from a facility located in Cumbernauld, Scotland. The Company plans to continue to operate Seaboard in substantially the same manner as it was operated prior to the acquisition.

The Company paid a purchase price of $1,580,000 cash for the issued share capital of Seaboard. The source of the funds for the purchase was approximately $1,080,000 in cash on hand and $500,000 borrowed under the Company's existing credit facility.

Pursuant to the Company's long-term debt agreements, approximately $293,000 in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of approximately $1,000,000 through 1996, principally for machine tools, vehicles and computer purchases. The Company expects to fund these expenditures from cash provided by operations, additional capital lease obligations and from the Company's line of credit facility.

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

          None.


Item 5.   Other Information.
          -----------------

          None.


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)   Exhibits:

                None.

          (b)   Reports on Form 8-K:

                On November 13, 1996, the Company filed a Current Report on Form 8-K, pursuant to Item 2 and 7 thereof, regarding its acquisition of the capital stocks of Seaboard Lloyd Limited.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 1996                         ERC INDUSTRIES, INC.
                                                --------------------



                                                        /s/
                                           ------------------------------
                                                   Wendell R. Brooks
                                           President, Secretary & Director



                                                       /s/
                                           ------------------------------
                                                  James E. Klima
                                             Chief Financial Officer