Form 10-K
period 1996-12-31
ERC INDUSTRIES INC /DE/
filed 1997-03-31
CIK 775477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 31, 1996
                          ------------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number         0-14439
                       ---------------------------------------------------------
                              ERC INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     76-0382879
---------------------------------------     ------------------------------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

  15835 Park Ten Place, Suite 115                   Houston, Texas 77084
----------------------------------------    ------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code (281) 398-8901
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
$0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1997 was $4,345,784.

The number of shares outstanding of the registrant's common stock, as of February 28, 1997 was 21,248,272.

                     Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

                             ERC INDUSTRIES, INC.


                               TABLE OF CONTENTS

                                    PART I

                                                                    PAGE

Item    1.  Business................................................   3
Item    2.  Properties..............................................   8
Item    3.  Legal Proceedings.......................................   9
Item    4.  Submission of Matters to a Vote of Security Holders.....   9

                                    PART II

Item    5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.....................................  10
Item    6.  Selected Financial Data.................................  11
Item    7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................  12
Item    8.  Consolidated Financial Statements and Supplementary Data  14
Item    9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure..................  14

                                    PART III

Item   10.  Directors and Executive Officers of the Registrant......  15
Item   11.  Executive Compensation..................................  15
Item   12.  Security Ownership of Certain Beneficial Owners and
            Management..............................................  15
Item   13.  Certain Relationships and Related Transactions..........  15

                                    PART IV

Item   14.  Exhibits, Consolidated Financial Statement Schedules
            and Reports on Form 8-K.................................  16

Signatures..........................................................  19


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

On December 10, 1992, John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the Companies Act of the United Kingdom, completed the purchase of approximately 47% of the issued and outstanding shares of Common Stock of Old ERC.

On November 16, 1993, the Company entered into an agreement with Barton Industries, Inc. ("Barton") of Shawnee, Oklahoma, and three creditors of Barton. The agreement provided for the purchase of Barton's valve business and certain of its assets.

On June 6, 1996, the Company and the Wood Group entered into an Investment Agreement pursuant to which the Company agreed to issue and sell, and Wood Group agreed to purchase, 7,384,616 shares of the Company's common stock, par value $0.01 per share. The aggregate purchase price for the shares was $6,000,000, or $0.8125 per share. Following this transaction the Wood Group owns approximately 85% of the Company.

On September 27, 1996, the Company acquired 100% of the issued and outstanding capital shares of Seaboard Lloyd Limited ("Seaboard"), a private company incorporated in Scotland under the Companies Acts of the United Kingdom. The business of Seaboard is the manufacture, supply, repair, maintenance and refurbishment of wellheads, xmas trees, gate valves, choke valves, clamped pipe connectors, actuators, electric feed through systems for downhole pumps and subsea ball and check valves, all as used in the oil and gas industry (the "Business"). The Business is operated in one facility located in Cumbernauld, Scotland. The Company plans to continue to operate the Business in substantially the same manner as it was operated prior to the acquisition.

In January 1997, the Company and all of its subsidiaries began conducting business under the name of Wood Group Pressure Control.

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


ERC'S ORIGINAL BUSINESS

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


BUSINESS DEVELOPMENT AND ACQUISITIONS

The addition of Barton in 1993 and Seaboard in 1996 has expanded the Company's capabilities and it is now able to offer a complete line of gate valves and conventional wellhead equipment. Valves are available in 1-13/16" to 24" sizes for working pressures from 300 p.s.i. to 15,000 p.s.i. and are produced in eight basic material trims and "custom trims" to meet individual customer requirements. The facilities are licensed by the API to distribute its products with the API monogram in accordance with API Specification 6A (wellhead valves), Specification 6D (pipeline valves) and Specification 14D (surface safety valves for offshore use). The use of API monogram is considered by management to be essential to compete successfully in the oil and gas valve market. The Company's manufacturing facilities in Shawnee, Oklahoma and Cumbernauld, Scotland are ISO 9001 registered, as well as API 6A and 14D certified.

To manufacture products, the plant purchases major raw material components from foundries, forging houses, and steel suppliers, then machines such materials into finished products using CNC machines, which are essentially computer controlled lathes and machine centers, and other conventional machine tools. Special heat treatment and surface conditioning are applied as appropriate to individual components to improve product performance and to meet varying service condition requirements.

The Company's strategy, with regard to both acquisitions made to date, has been to continue expanding its presence in the domestic market as well as to advance its presence in the international market. ERC now operates in Aberdeen, Cumbernauld, London, Abu Dhabi, Jordan, Saudi Arabia, Germany, Australia and Venezuela. These locations are managed by seasoned industry professionals with many years of international experience. This local presence has generated a high degree of customer interest and a growing backlog. The Company intends to focus on increasing international sales in 1997.

As of March 1997, the Company's wellhead and related equipment operations are conducted from 22 domestic locations, 9 international locations, and 2 distributorships. The Company's manufacturing facilities are located in Shawnee, Oklahoma and Cumbernauld, Scotland.


ENGINEERING RESEARCH AND DEVELOPMENT

The Company is involved in an active R & D program. It expects to file for and receive patents on new products aimed at growth in target geographic and product markets. New wellhead products were launched during 1996 that enable additional market participation. Additionally, value engineering projects focused on a broad range of cost reductions in 1996.

PATENTS AND SERVICE MARKS

The Company holds several patents and trademark/service marks. Many of these are registered with the United States Patent and Trademark Office and expire at various times through 2003. The Company believes that its patents and trademark/service mark are important to its marketing efforts.


SALES AND MARKETING

The company conducts its operations in the United States from Branch facilities located in most major oil and gas producing areas requiring wellhead equipment. Each Branch maintains inventory for local customer requirements, trained service technicians, and machine shop capability to provide quick delivery. Each Branch offers a range of products and services including new equipment, re-manufactured equipment, and inventory management of customer property.

Internationally, the Company sells its products through a mixture of Company operated Branch locations, overseas subsidiaries, and through independent sales agents. Sales offices are maintained in metropolitan areas where customers are typically headquartered or maintain regional offices.

The Company's marketing program emphasizes providing complete supply chain management of wellhead and valve requirements for our customers. This program includes repair of customer equipment, sale of re-manufactured equipment, sale of new equipment, maintenance services, and a broad distribution network of Branch locations and sales offices to provide prompt local service and support.


COMPETITION

Oilfield equipment is sold by many manufacturers, distributors and dealers, including offering used equipment. However, the Company believes that relatively few competitors offer programs involving maintenance, reconditioning, storage, distribution and management of equipment such as those offered by the Company. In offering its programs, the Company emphasizes its ability to provide reconditioned oilfield equipment at favorable prices while at the same time performing services which the customer would otherwise have to perform at a substantial cost and inconvenience.

Numerous companies, some of which have substantially greater resources than the Company, are engaged primarily in the manufacturing, installation and maintenance of wellheads, valves and drilling equipment as well as other types of oilfield equipment. In addition, some foreign manufacturers make only valves. Over the past several years, severe price competition has continued to have a substantial impact on profit margins. There is no assurance that these trends will not continue in the future.

GOVERNMENT REGULATION

The exploration, development and production of oil and gas in the United States is affected by comprehensive federal and state regulations including those governing allowable rates of production, marketing, environmental matters and pricing. To date, the Company has operated successfully in this environment.


EMPLOYEES

As of February 26, 1997, the Company had 456 employees, as compared to 284 employees as of February 23, 1996. No employees of the Company are represented by a union.


CUSTOMERS

Conoco Incorporated accounted for approximately 10% of the Company's total revenues in 1996. The Company had no customers that comprised 10% or more of its 1995 and 1994 sales.

ITEM 2.   PROPERTIES

Set forth below is certain information as of December 31, 1996, regarding the Company's headquarters, manufacturing and other facilities, most of which are located on leased premises.
                                                    Lease
                  Location                     Expiration Date
                  --------                     ---------------

         Manufacturing -
         Shawnee, Oklahoma (Leased)(1)         February 28, 1998
         Cumbernauld, Scotland (Owned)(2)

         7 Branch Offices and                   Various through
         Machine Shops (Leased)(3)             December 21, 2000
         6 Branch Offices and
         Machine Shops (Owned)
         4 Sales Offices                        Various through
         (Owned and Leased)                    January 31, 1997
         4 Sales and Service                    Various through
         Offices (Leased)(3)                   October 31, 1997

         8 International Sales and Service      Various through
         Offices (Leased)(3)                     July 14, 1997
-------------------
(1) The Shawnee, Oklahoma facility is an 89,000 square foot building plus an additional five acres contiguous to the property. The real property lease provides the Company with an option to purchase the real property including the building at any time during the life of the 51-month lease term for $1,320,000 plus a price escalation of 3.25% per year from the consummation date to the date of exercise.

(2) The manufacturing facility at Cumbernauld, Scotland is a 31,000 square foot building on a total site of 3 acres.

(3) Most of these leases are on a month-to-month basis. The Company does not expect the expiration of any of these leases to have a material adverse effect on its operations. See Note 8 to the Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material or adverse effect on the Company's results of operations, cash flows or financial condition.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is included on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the high and low reported bid prices for the Company's Common Stock as reported by NASDAQ by fiscal quarter from January 1, 1995 through December 31, 1996.
Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                         High    Low
                                         -----  -----

FISCAL YEAR ENDED DECEMBER 31, 1995
  January 1, 1995 - March 31, 1995.....  $0.88  $0.81
  April 1, 1995 - June 30, 1995........  $0.88  $0.63
  July 1, 1995 - September 30, 1995....  $1.00  $0.63
  October 1, 1995 - December 31, 1995..  $1.00  $0.69
FISCAL YEAR ENDED DECEMBER 31, 1996....
  January 1, 1996 - March 31, 1996.....  $1.06  $0.75
  April 1, 1996 - June 30, 1996........  $1.06  $0.75
  July 1, 1996 - September 30, 1996....  $1.56  $0.63
  October 1, 1996 - December 31, 1996..  $2.50  $0.97


As of March 17, 1997, there were 715 holders of record of the Company's Common Stock, as reported by the Company's transfer agent for its Common Stock. As of March 13, 1997, the closing price of the Common Stock as reported on NASDAQ was $1.38 per share.

The present policy of the Board of Directors is to retain earnings to provide operating funds for the Company. As a result, the Company has not paid dividends and does not intend to do so in the foreseeable future. The terms of the Company's line of credit also restricts the ability of the Company to pay cash dividends. See Note 5 to the Consolidated Financial Statements.

The trading symbol under which the Common Stock trades is "ERCI".

During the fourth quarter of 1996, the Company made no unregistered sales of securities.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per share data)

                                                                                                       Eleven Months
                                                                                 Years Ended               Ended     Year Ended
                                                                                 December 31,          December 31,  January 31,
                                                                         ----------------------------- ------------  -----------
                                                                         1996(2)(3)  1995(2)   1994(2)   1993(2)        1993
                                                                         -------------------------------------------------------
Revenues.............................................................    $50,961    $34,840    $32,926    $23,167      $19,656
(Loss) income before provision for income taxes......................    $ 1,588    $(1,048)   $   628    $ 1,157      $   378
(Benefit) provision for income taxes(1)..............................    $   573    $  (273)   $   264    $   421      $   149
Net (loss) income....................................................    $ 1,015    $  (775)   $   364    $   736      $   229
Net (loss) income per common share...................................    $   .06    $  (.06)   $   .03    $   .05      $   .02

Total assets.........................................................    $35,309    $20,879    $19,119    $17,375      $12,014
Total long-term debt including a portion classified as a current
 liability...........................................................    $ 5,121    $ 4,602    $ 3,325    $ 2,852      $   472
Working capital......................................................    $12,099    $ 6,650    $ 7,937    $ 7,641      $ 6,014
Shareholder's equity(1)..............................................    $17,621    $ 9,913    $10,683    $10,192      $ 8,647

Capital expenditures.................................................    $ 1,420    $   567    $ 1,024    $   768      $   297

Cash dividends per share.............................................       none       none       none       none         none

(1) The Company's net operating loss carryforwards substantially reduce the federal income taxes paid by the Company. The Company reports these reductions of income taxes paid as an increase to additional paid-in-capital conforming to the current accounting rules for quasi-reorganized companies.

(2) Includes effects of the Barton Wood acquisition completed on November 16, 1993.

(3) Includes effects of Seaboard Lloyd Limited acquisition completed on September 27, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated increased 17.7% to an average of 851 in 1996, as compared to 723 in 1995 and 775 in 1994. The active domestic rig count as of March 7, 1997 was 838. The average active rig count is a clear indicator of the market in which the Company operates, based on prior years' experience.


RESULTS OF OPERATIONS (IN THOUSANDS)
1996 AS COMPARED TO 1995 AND 1995 AS COMPARED TO 1994

The Company's revenues increased by 46.3% to $50,961 in 1996 compared with $34,840 in 1995. 1995's revenues increased 5.8% to $34,840 compared with $32,926 for 1994, despite a decrease in the rig count.

1996 revenues increased by $16,121 over 1995 due to an increase in customer activity, market share gains, and sales generated at Seaboard. This acquisition added approximately $2,571 in 1996 revenues. 1995 revenues increased over 1994 due to market share gains and increased sales activity.

In connection with revenues over the three year period, cost of goods sold were $38,787 in 1996, $27,399 in 1995, and $25,058 in 1994. The gross profit percentage was 23.9% in 1996, compared with 21.4% in 1995 and 23.9% in 1994.

1996 gross profit increased as compared to 1995 due to process improvements at the manufacturing facility which created cost reductions, as well as fewer repairs and maintenance expenses at the facility. The decrease in 1995 gross profit as compared with 1994 was due to unfavorable manufacturing cost variances at the manufacturing facility and certain relocation and severance expenses.

Selling, General and Administrative expenses ("SG&A") increased by $2,043 to $10,159 in 1996 compared with $8,116 in 1995. This increase is due to costs incurred to open additional domestic sales offices, increases in international and domestic sales personnel, and the addition of Seaboard Lloyd in 1996. SG&A, as a percentage of sales, was 19.9% in 1996 and 23.3% in 1995. This decrease was due to sales growth in excess of growth in fixed SG&A costs.

SG&A increased to $8,116 in 1995 compared with $7,037 in 1994. Contributing to the increase was additional international sales personnel and the related expenses to advance new business and support continuing business. SG&A, as a percentage of sales, was 23.3% in 1995 and 21.4% in 1994.

Net income before provision for income tax was $1,588 in 1996, compared to net loss of $1,048 in 1995. The increase in 1996 is primarily due to increased sales at higher gross margins, and reduced interest expense, partially offset by increased SG&A costs incurred to open additional domestic sales offices, and increases in international sales personnel.

Loss before provision for income taxes was $1,048 in 1995 compared to net income of $628 in 1994. The decrease in 1995 was primarily due to three factors: (i) increased sales at lower gross margins, (ii) increased SG&A costs incurred to open additional domestic sales offices, increases in international sales personnel, and certain relocation and severance expenses, and (iii) increased interest expenses due to a higher borrowing level to support increased inventory levels.

1996, 1995 and 1994 include provision/(benefit) for income taxes of $573, ($273), and $264, respectively. Of these amounts, $796, $5, and $127, respectively, represent non-cash charges which reflect the income tax benefit of the utilization of the Company's NOL Carryforwards arising prior to a quasi-reorganization, and are included in the respective balance sheets as increases in additional paid-in capital.


LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

Working capital increased to $12,099 at December 31, 1996 compared with $6,650 at December 31, 1995. This improvement is primarily the result of increases in accounts receivable and inventory resulting from higher sales activity, that were primarily funded by the proceeds of the stock sold to the Wood Group.

The Company amended its domestic line of credit in June 1996, effectively increasing its line of credit to $5 million. The loan facility now provides for maximum borrowings of the lesser of $5 million or eligible trade accounts receivable and inventory (as defined in the line of credit). Interest on outstanding balances are payable monthly at the bank's prime rate minus three quarters of one percent. At December 31, 1996, the bank's prime rate was 8.25%. The loan facility requires the Company to maintain a ratio of total indebtedness to tangible net worth of no greater than 1.2 to 1.0. Additionally, the terms of the agreement restrict the Company from paying cash dividends. The facility is collateralized by trade accounts receivable and inventory. At December 31, 1996, loan amounts outstanding under the agreement were $1.0 million. In addition, the Company had outstanding, against the revolving line of credit, irrevocable letters of credit amounting to $233. At December 31, 1996, the Company's maximum amount available for additional borrowings was $3,767.

The Company also has a line of credit overdraft facility in Scotland, which expires in September 1997 and provides a line of credit of three million pounds (approximately $5.1 million at December 31, 1996). The line of credit is used for the purpose of general working capital requirements and provides overdraft, acceptance credit, loan and documentary credit facilities. Interest payable on the overdraft facility is equal to the Bank's Base rate plus 1 percent per annum. At December 31, 1996, the bank's base rate was 6.0%. This credit agreement is collateralized by substantially all of the assets of Seaboard and is guaranteed by ERC Industries, Inc. At December 31, 1996, amounts outstanding under the various facilities were: overdraft, $1,712; guarantees and letters of credit, $1,645. At December 31, 1996, the Company's maximum amount available for additional borrowings was $1,776.

Pursuant to the Company's long-term debt agreements, $3,295 in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of $3,500 principally for machinery and equipment, plant improvements and vehicle purchases, through the fiscal year ending December 31, 1997. The Company expects to fund these expenditures from amounts available under the line of credit facility, cash provided by operations and/or capital lease transactions.

Numerous companies, some of which have substantially greater resources than the Company, are engaged primarily in the manufacturing, installation and maintenance of wellheads, valves and drilling equipment as well as other types of oilfield equipment. In addition, some foreign manufacturers make only valves. Over the past several years, severe price competition has continued to have a substantial impact on profit margins. There is no assurance that these trends will not continue in the future.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained herein in Item 1 - "Business" and in Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provision in that enacted legislation. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to the following: expectations of operating levels at the Company's facilities, expectations of the future customer and product mix, retention of major customers, competition and the Company's position in the market, discussions about future costs, the overall oil and gas market and timing of capital expenditures.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14 for Index to Consolidated Financial Statements and
Schedules.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



The information required by Part III of this Form 10-K is to be provided by incorporating portions of the Company's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


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

                                    PART IV



ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


                                                                                 Page No.
Report of Independent Accountants................................................    F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet as of December 31, 1996 and 1995..................    F-2
    Consolidated Statement of Operations for the years ended December 31, 1996,
      1995 and 1994..............................................................    F-3
    Consolidated Statement of  Shareholders' Equity for the years ended
      December 31, 1996, 1995 and 1994...........................................    F-4
    Consolidated Statement of Cash Flows for the years ended December 31, 1996,
      1995 and 1994..............................................................    F-5
    Notes to Consolidated Financial Statements...................................    F-6

Consolidated Financial Statement Schedules:

    Schedule II - Valuation And Qualifying Accounts..............................   F-16

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

    3. (a)  Certificate of Incorporation of ERC Industries, Inc.(1)

       (b) Certificate of Ownership and Merger, dated April 16, 1993, merging ERC Industries, Inc. into ERC Subsidiary, Inc.(1) Bylaws of ERC Industries, Inc.(1)

    4. (a)  Specimen of Common Stock Certificate of ERC Industries, Inc.(1)

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

   10.5 Credit Agreement, as amended, with Texas Commerce Bank, N.A., filed as Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 33-57504) as filed with the Securities and Exchange Commission, and incorporated herein by reference.

   10.6 Fifth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 28, 1994(1).

   10.7 Sixth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 27, 1995(2).

10.8 Seventh Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of July 3, 1995(3).

10.9 Eighth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of December 7, 1995(3).

10.10 Ninth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 26, 1996(3).

10.11  Tenth Amendment extending expiration date to June 30, 1996.(4)

10.12 Letter Agreement with Texas Commerce Bank National Association dated June 30, 1996.(4)
__________________

(1) Filed as Exhibits 3(a), (b) and (c), and 4(a), respectively, of the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, which are incorporated by reference herein.
(2) Filed as Exhibit 10.7 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.
(3) Filed as Exhibits of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.
(4)  Filed herewith.



(B)  REPORTS ON FORM 8-K :

During the fourth quarter of the fiscal year ended December 31, 1996, the Company filed the following Forms 8-K regarding the Seaboard acquisition:

   Form 8-K, dated November 11, 1996
   Form 8-K/A, dated December 12, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ERC INDUSTRIES, INC.
                                                --------------------




Dated: March 27, 1997                           /s/ J. Derek P. Jones
                                                ---------------------
                                                J. Derek P. Jones
                                                Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.



Dated: March 27, 1997                           /s/ J. Derek P. Jones
                                                ----------------------
                                                J. Derek P. Jones
                                                Chairman and Director



Dated: March 27, 1997                           /s/ Wendell R. Brooks
                                                ---------------------
                                                Wendell R. Brooks
                                                President and Director
                                                (Principal Executive Officer)



Dated: March 27, 1997                           /s/ James E. Klima
                                                --------------------
                                                James E. Klima
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

Dated: March 27, 1997                           /s/ Allister G. Langlands
                                                --------------------------
                                                Allister G. Langlands
                                                Director


Dated: March 27, 1997                           /s/ George W. Tilley
                                                ---------------------
                                                George W. Tilley
                                                Director



Dated:March 27, 1997                            /s/ Anthony Howells
                                                --------------------
                                                Anthony Howells
                                                Director

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
ERC Industries, Inc.

We have audited the consolidated financial statements and the financial statement schedule of ERC Industries, Inc. and Subsidiary listed in the index on page 16 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERC Industries, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                              COOPERS & LYBRAND L.L.P.

Houston, Texas
February 21, 1997

                      ERC INDUSTRIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                    DECEMBER 31,    DECEMBER 31,
                                                       1996            1995
                                                    ------------    ------------
ASSETS

Current Assets:
  Cash and cash equivalents                         $          1   $          _
  Trade accounts receivable, net of allowance
   for doubtful accounts of $534 and $492,
   respectively                                           11,738          6,671
  Inventory                                               15,314          8,599
  Prepaid expenses and other current assets                  257             60
  Deferred tax asset                                         651            499
                                                    ------------   ------------
    Total current assets                                  27,961         15,829

Property, plant and equipment, net                         4,932          2,860
Other assets                                                 532            444
Deferred tax asset-non current                               170             49
Excess cost over net assets acquired, net                  1,714          1,697
                                                    ------------   ------------
    Total assets                                    $     35,309   $     20,879
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt and capital leases due within
   one year                                         $      3,295   $      2,815
  Accounts payable                                         9,655          4,182
  Other accrued liabilities                                2,912          2,182
                                                    ------------   ------------
    Total current liabilities                             15,862          9,179
                                                    ------------   ------------

Long-term debt                                             1,826          1,787

Commitments and contingencies (see Note 8)                     -              -

Shareholders' equity:
  Preferred Stock, par value $1; authorized and
   unissued - 10,000,000 shares                                -              -
  Common stock, par value $0.01; authorized -
   30,000,000 shares; 21,248,272 and 13,863,656
   issued and outstanding as of December 31, 1996
   and 1995, respectively                                    212            139
  Additional paid-in capital                              11,792          5,237
  Retained earnings from January 10, 1989                  5,552          4,537
  Translation adjustment                                      65              -
                                                    ------------   ------------
    Total shareholders' equity                            17,621          9,913
                                                    ------------   ------------
    Total liabilities and shareholders' equity      $     35,309   $     20,879
                                                    ============   ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      ERC INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          -------------------------------------
                                              1996         1995         1994
                                          -----------   ----------   ----------
Revenues                                  $    50,961   $   34,840   $   32,926
Cost of goods sold                             38,787       27,399       25,058
                                          -----------   ----------   ----------
  Gross profit                                 12,174        7,441        7,868

Property impairment                               203            -            -
Selling, general and administrative
 expenses                                      10,159        8,116        7,037
                                          -----------   ----------   ----------
Operating income (loss)                         1,812         (675)         831
                                          -----------   ----------   ----------
Other (income) expense:
  Interest expense                                322          439          326
  Other, net                                      (98)         (66)        (123)
                                          -----------   ----------   ----------
                                                  224          373          203
                                          -----------   ----------   ----------
Income (loss) before provision
 (benefit) for income taxes                     1,588       (1,048)         628

Provision (benefit) for income taxes              573         (273)         264
                                          -----------   ----------   ----------
Net income (loss)                         $     1,015   $     (775)  $      364
                                          ===========   ==========   ==========
Net income (loss) per share               $      0.06   $    (0.06)  $     0.03
                                          ===========   ==========   ==========
Weighted average number of shares
 outstanding                                   18,060       13,864       13,864
                                          ===========   ==========   ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      ERC INDUSTRIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                       ADDITIONAL
                                                                                        PAID-IN         RETAINED      TRANSLATION
                                                                COMMON STOCK            CAPITAL         EARNINGS       ADJUSTMENT
                                                           ---------------------       ---------        --------       ----------
                                                             SHARES     AMOUNT
                                                           ---------  ----------
Balance as of January 1, 1994                                13,864    $  139        $  5,105        $   4,948                -
  Net income                                                      -         -               -              364                -
  Income tax benefit of pre-quasi-reorganization
   net operating loss tax carryforwards                           -         -             127                -                -
                                                             ------    ------        --------        ---------          -------
Balance as of December 31, 1994                              13,864       139           5,232            5,312                -
  Net loss                                                        -         -               -             (775)               -
  Income tax benefit of pre-quasi-reorganization
   net operating loss tax carryforwards                           -         -               5                -                -
                                                             ------    ------        --------        ---------          -------
Balance as of December 31, 1995                              13,864       139           5,237            4,537                -
  Net income                                                      -         -               -            1,015                -
  Sale of common stock                                        7,384        73           5,759                -                -
  Foreign Currency translation gain                               -         -               -                -          $    65
  Income tax benefit of pre-quasi-reorganization
   net operating loss tax carryforwards                           -         -             796                -                -
                                                             ------    ------        --------        ---------          -------
Balance as of December 31, 1996                              21,248    $  212        $ 11,792        $   5,552          $    65
                                                             ======    ======        ========        =========          =======


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      ERC INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)

                                                                                              -------------------------------------
                                                                                                  1996         1995         1994
                                                                                              -----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                           $     1,015   $     (775)  $      364
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                   1,212        1,095        1,014
    Provision for losses on trade accounts receivable                                                  51          175          143
    Deferred income taxes provision (benefit) and non-cash charge for income taxes                    523         (238)         237
    Gain on sale of property, plant and equipment                                                     (16)          (5)          (7)
    Property impairment                                                                               203            -            -

    (Increase) decrease in cash resulting from changes in:
      Trade accounts receivable                                                                    (4,155)      (1,182)      (1,342)
      Inventories                                                                                  (5,584)      (1,663)      (1,779)
      Prepaid expenses and other assets                                                              (375)         163         (105)
      Accounts Payable                                                                              5,564         (505)       1,285
      Accrued liabilities                                                                            (199)         807         (344)

                                                                                              -----------   ----------   ----------
        Net cash used in operating activities                                                      (1,761)      (2,128)        (534)
                                                                                              -----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiary - Seaboard                                                                (1,580)           -            -
  Purchases of property, plant and equipment                                                         (644)        (442)        (722)
  Proceeds from sale of property, plant and equipment                                                  30           26           12
                                                                                              -----------   ----------   ----------
        Net cash used in investing activities                                                      (2,194)        (416)        (710)
                                                                                              -----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances from line of credit                                                                      2,884        2,425          750
  Line of credit payments                                                                          (3,525)        (750)           -
  Principal payments on long-term debt and capital lease obligations                                 (554)        (523)        (506)
  Increase (decrease) in book overdrafts                                                             (660)       1,080            -
  Payments pursuant to reorganization plan:
    Payments made on plan obligations                                                                   -            -          (24)
  Net proceeds from issuance of common stock                                                        5,832            -            -
                                                                                              -----------   ----------   ----------
        Net cash provided by financing activities                                                   3,977        2,232          220
                                                                                              -----------   ----------   ----------
Effect of exchange rate changes on cash and cash equivalents                                          (21)           -            -
                                                                                              -----------   ----------   ----------
  Net increase (decrease) in cash and cash equivalents                                                  1         (312)      (1,024)

  Cash and cash equivalents, beginning of year                                                          0          312        1,336
                                                                                              -----------   ----------   ----------
  Cash and cash equivalents, end of year                                                      $         1   $        0   $      312
                                                                                              ===========   ==========   ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      ERC INDUSTRIES, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          NATURE OF OPERATIONS

   As of December 31, 1996, approximately 85% of the outstanding shares of ERC Industries, Inc.'s (the "Company") common stock was owned by John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the laws of the United Kingdom.

   The consolidated financial statements include the accounts of ERC Industries, Inc. and its wholly owned subsidiary Wood Group Pressure Control Limited (previously Seaboard Lloyd Limited), which are engaged in the manufacture, remanufacture and servicing of oilfield valves and wellhead equipment. To a lesser extent, the Company also serves the geothermal valve market through its Barton Wood division. The Company primarily sells its products to customers in the oil and gas production industry located in the major oil and gas producing regions of the United States and overseas. The Company has expanded sales to international oil and gas producing regions. All intercompany accounts and transactions are eliminated in consolidation.


   CASH AND CASH EQUIVALENTS

   Cash equivalents include highly liquid investments purchased with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost which approximates market because of their short maturity.


   INVENTORY

   Inventory consists primarily of finished and semi-finished goods which are carried at the lower of cost (specific identification or standard cost which approximates FIFO) or market.


   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets which range from 3 to 25 years. Major renewals and betterments that extend the lives of equipment are capitalized while all other repairs and maintenance are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations.


   EXCESS COST OVER NET ASSETS ACQUIRED

   Excess cost over net assets acquired is carried at cost and is amortized using the straight-line method over the estimated useful life of 10 years. Accumulated amortization, as of December 31, 1996 and 1995, amounted to approximately $673,000 and $458,000, respectively. Periodically, the Company's management assesses recorded balances of excess cost over net assets of businesses acquired for impairment in light of historic and projected operating results, trends and profitability, new product development and general economic conditions.

   ACCOUNTING FOR POTENTIAL IMPAIRMENT OF LONG-LIVED ASSETS

   The Company regularly evaluates the impairment of long-lived assets, such as property, plant and equipment, identifiable intangibles including patents and trademarks, and excess cost over net assets acquired related to those assets. In connection with such evaluation, the Company estimates the future cash flows resulting from the use of that asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount exceeds the fair value of the asset as determined by quoted market prices when available, or the present value of the expected future cash flows.


   INCOME TAXES

   The Company records deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

   FOREIGN CURRENCY TRANSLATION

   The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The gains or losses resulting from translation are included in shareholders' equity.


   EARNINGS PER COMMON SHARE

   Primary earnings per common share is based on the weighted average number of shares outstanding during the year.


   CONCENTRATION OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash deposits with several major banks, which from time-to-time, may exceed federally insured limits. Management periodically assesses the financial condition of these financial institutions and believes that any possible credit risk is minimal. The Company generally sells its products and services to customers in the oil and gas production industry located in the major oil and gas producing regions of the world. Procedures are in effect to monitor the credit worthiness of customers and bad debts have not been significant in relation to the volume of revenues. The Company generally does not obtain collateral for accounts receivable.


   ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the recoverability of deferred tax assets, reserves for inventory obsolescence, allowance for doubtful accounts receivable and accruals for contingencies.


   RECLASSIFICATIONS

   Certain amounts included in the prior year financial statements have been reclassified to conform with current year presentation.

2. ACQUISITIONS

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

   The Company paid a purchase price of $1,580,000 cash for the issued share capital of Seaboard. The source of the funds for the purchase was approximately $1,080,000 in cash on hand and $500,000 borrowed under the Company's existing credit facility. The purchase price was allocated as follows (in thousands):


               Accounts Receivable                      $  963
               Inventory                                 1,131
               Property, plant and equipment             1,702
               Excess cost over net
                assets acquired                            232
               Accounts Payable                           (569)
               Accrued Expenses                           (929)
               Long-Term Debt-
                Current and non current                   (950)
                                                        ------
                                                        $1,580
                                                        ======


   The operating results of Seaboard are included in operations from the date of acquisition. The following represents the pro-forma results of operations as if the acquisition of Seaboard had occurred on January 1, 1995 (in thousands, except per share data)

                                          Year Ended December 31,
                                             1996         1995
                                             ----         ----
                                         (unaudited)   (unaudited)
               Revenues                    $57,097      $ 41,986
               Net income (loss)               908        (1,138)
               Net income (loss) per share     .05          (.08)

3. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in thousands):

                                                       December 31,
                                                     ----------------
                                                      1996     1995
                                                     -------  -------
   Land............................................  $   497  $   497
   Leased property under capital leases............    1,719    1,328
   Machinery and equipment.........................    9,520    5,236
   Buildings, improvements and other...............    7,412    4,763
                                                     -------  -------
                                                      19,148   11,824

   Less accumulated depreciation and amortization..   14,216    8,964
                                                     -------  -------
   Net property, plant and equipment...............  $ 4,932  $ 2,860
                                                     =======  =======

     Leased property is primarily composed of automobiles. Accumulated amortization of leased property under capital leases amounted to approximately $1,201,000 and $982,000 as of December 31, 1996 and 1995, respectively. Depreciation and amortization expense was approximately $845,000, $791,000, and $705,000 for the fiscal years ended December 31, 1996, 1995, and 1994, respectively.

     In March 1996, the Company recognized an impairment loss of approximately $203,000 on certain property owned by the Company. Management had contemplated selling this property and obtained an appraisal. The property was written down to its appraised value less estimated costs to sell. Operations are continuing at the property. The Company continues to evaluate its decision regarding whether or not to sell the property.


4.   OTHER ACCRUED LIABILITIES

   Other accrued liabilities consisted of the following (in thousands):

                                         December 31,
                                        --------------
                                         1996    1995
                                        ------  ------
   Insurance..........................  $  540  $  554
   Vacation...........................     309     253
   Salaries...........................     428     357
   Other..............................   1,635   1,018
                                        ------  ------
                                        $2,912  $2,182
                                        ======  ======

5. DEBT

   Long-term debt consisted of the following (in thousands) :

                                                                  December 31
                                                                ---------------
                                                                 1996    1995
                                                                ------  -------
   Line of credit due to banks................................  $2,712   $2,425
   Note payable to a bank due in quarterly installments
      of $62,500 plus interest through November 2003..........   1,748    2,000
   Obligations under capital leases and other debt bearing
      interest at various rates, due in various installments
      through December 1997...................................     661      177
                                                                ------   ------

   Total debt.................................................   5,121    4,602
   Less current maturities....................................   3,295    2,815
                                                                ------   ------
   Long-term debt.............................................  $1,826   $1,787
                                                                ======   ======

   The aggregate maturities of long-term debt, including obligations under capital leases during the five years subsequent to December 31, 1996 are $3,295,000, $492,160, $332,290, $250,000 and $250,000, respectively.
   Management believes that the carrying value of debt approximates its fair value at December 31, 1996 and 1995 since the substantial majority of debt bears interest at variable rates.

   In connection with the Barton Wood acquisition, the Company entered into a 10-year $2,500,000 note payable with one of the Barton lenders. At December 31, 1996, the note required 28 remaining quarterly installments of $62,500, plus interest at the bank's prime rate (8.25% at December 31, 1996 and 1995), payable each February, May, August and November 16. The note is collateralized by specified general intangibles and proprietary rights (including certain patents and trademarks). The note also contains certain covenants, the most restrictive of which are contained in the Company's line of credit agreement through the cross-default provisions of this installment note payable.

   The Company amended its domestic line of credit in June 1996, effectively increasing its line of credit to $5 million. The loan facility now provides for maximum borrowings of the lesser of $5 million or eligible trade accounts receivable and inventory (as defined in the line of credit). Interest on outstanding balances are payable monthly at the bank's prime rate minus three quarters of one percent. At December 31, 1996 and 1995, the bank's prime rate was 8.25%. The loan facility requires the Company to maintain a ratio of total indebtedness to tangible net worth of no greater than 1.2 to 1.0. Additionally, the terms of the agreement restrict the Company from paying cash dividends. The facility is collateralized by trade accounts receivable and inventory and expires in June 1997. At December 31, 1996, loan amounts outstanding under the agreement were $1.0 million. In addition, the Company had outstanding, against the revolving line of credit, irrevocable letters of credit amounting to $233,000. At December 31, 1996, the Company's maximum amount available for additional borrowings was $3,767,000.

   The Company also has a line of credit overdraft facility in Scotland, which expires in September 1997 and provides a line of credit of three million pounds (approximately $5.1 million at December 31, 1996). The line of credit is used for the purpose of general working capital requirements and provides overdraft, acceptance credit, loan and documentary credit facilities. Interest payable on the overdraft facility is equal to the bank's base rate from time to time plus 1 percent per annum. At December 31, 1996, the bank's base rate was 6.0%. The credit agreement is collateralized by substantially all of the assets of Seaboard and is guaranteed by the Company. At December 31, 1996, amounts outstanding under the various facilities were approximately $1,712,000. In addition, Seaboard had outstanding, against the line of credit, guarantees and letters of credit in the amount of $1,645,000. At December 31, 1996, the Company's maximum amount available for additional borrowings was approximately $1,776,000.


6. INCOME TAXES

   The Company records deferred income tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                  December 31,
                                              ------------------
                                                1996      1995
                                               ------    ------
    Deferred tax liabilities:
       Tax over book depreciation             $    -    $   48
                                              -------   ------
       Total deferred tax liabilities...           -        48
                                              -------   ------

     Deferred tax assets:
       Net operating loss...............        8,184     8,991
       Tax over book inventory basis....          232       210
       Allowance for doubtful accounts..          182       167
       Other............................          407       219
       Valuation allowance..............       (8,184)   (8,991)
                                              -------   -------

       Total deferred tax assets........          821       596
                                              -------   -------

           Net deferred tax asset.......      $   821   $   548
                                              =======   =======

   The valuation allowance was reduced during 1996 by $807,000 and was increased by $169,000 during 1995. At December 31, 1996, the Company had federal net operating loss (NOL) carryforwards available to offset future taxable income in the approximate amount of $24.1 million. Of these NOL carryforwards, approximately $21.6 million were generated before the Company affected a quasi-reorganization and expire between the years 2001 and 2003. The balance of the NOL carryforwards were generated after the quasi-reorganization and expire in 2009 and 2010. Special limitations exist under the law which may restrict the utilization of the net loss carryforwards, including the alternative minimum tax.

   Realization of deferred tax assets is dependent on generating sufficient taxable income in the future to offset these future tax deductions and NOL carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets in excess of the valuation allowance recorded will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Alternatively, if the Company can maintain the current levels of taxable income into the future then the deferred tax asset considered realizable could be increased in the near term.

   The following is a summary of the provision for income taxes (in thousands):

                                                 Year Ended December 31,
                                                 ------------------------
                                                   1996    1995   1994
                                                 -------  ------  -----

   Current - (due to alternative minimum tax)      $  50   $ (35)  $   7
   Non-cash charge in lieu of income taxes           796       5     127
   Deferred tax (benefit) provision                 (273)   (243)    130
                                                   -----   -----   -----
   Provision (benefit) for income taxes            $ 573   $(273)  $ 264
                                                   =====   =====   =====


   The non-cash charges in lieu of income taxes represents the amount of income taxes the Company would pay absent the NOL carryforward which was generated before the Company affected a quasi-reorganization. Such charges are offset within shareholders' equity by an increase in additional paid-in capital.

   The reconciliation between the actual (benefit)/provision recorded for income taxes and the (benefit)/provision for income taxes at the United States federal statutory rate for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                         1996    1995    1994
                                         -----  -------  -----
    U.S. federal statutory rate          34.0%  (34.0%)  34.0%
    Meals and Entertainment Expenses
      Not Deductible for Income Taxes     4.3%    4.3%    8.0%
    Other                                (2.2%)   3.6%
                                         ----   -----    ----
    Effective Tax Rate                   36.1%  (26.1%)  42.0%
                                         ====   =====    ====

7. RELATED PARTY TRANSACTIONS

   The Company and Wood Group have agreed to an annual provision for administrative and financial services fees in amounts to be determined on an annual basis. The Company paid or accrued approximately $188,000, $173,000 and $155,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   On June 6, 1996, the Company and Wood Group entered into an Investment Agreement pursuant to which the Company agreed to issue and sell, and Wood Group agreed to purchase, 7,384,616 shares of the Company's common stock, par value $0.01 per share. The aggregate purchase price for the shares was $6,000,000, or $0.8125 per share.


8. COMMITMENTS AND CONTINGENCIES

   The Company leases office space and various equipment under noncancellable operating leases expiring through 2001. The leases provide for minimum monthly payments, plus in certain instances, payment for taxes, insurance and maintenance. Certain leases also contain renewal options. The Company is liable under noncancellable leases for minimum lease commitment amounts during the five years subsequent to December 31, 1996 as follows: $419,000, $211,000, $155,000, $124,000 and $27,000, respectively.

   Rental expense for the years ended December 31, 1996, 1995 and 1994 were approximately $424,000, $447,000, and $405,000, respectively.

   In connection with the Barton Wood acquisition in late 1993, the Company leased, and has an option to purchase certain real property from the Barton lenders ("lessors") at any time during the term of the lease, which extends through February, 1998. In the event the Company does not exercise its option, it will be required to pay $150,000 to the lessors of the real property. This obligation is collateralized by a commercial bank letter of credit issued for the benefit of the lessors, which is renewed annually.

   The Company has authorized a long-term incentive program for its key employees. Incentive payments are based on the improvement in pre-tax earnings per share over a stated amount. No amounts have been earned during 1996, 1995 and 1994.

9. PROFIT SHARING AND 401(K) PLANS

   The Company has a defined contribution 401(k) profit sharing plan. The plan covers substantially all employees subject to certain length of service requirements. Contributions are made at the discretion of the Board of Directors. The Company paid $49,000 during 1994 for contributions accrued at December 31, 1993. The Company paid $27,000 during 1995 for contributions accrued at December 31, 1994. No contributions were paid or accrued for the year ended December 31, 1995. In June 1996, the Company began matching employee's contributions up to 6% of their eligible compensation at a rate of 25% of employee contributions. The Company matching contributions totaled approximately $53,000 in 1996.


10.  SALES TO SIGNIFICANT CUSTOMERS

   The Company had one customer in 1996 that accounted for approximately 10% of its sales. There were no customers during 1995 or 1994 with sales of 10% or more.


11.  SUPPLEMENTAL CASH FLOW DISCLOSURES


                        Year Ended         Year Ended        Year Ended
                    December 31, 1996  December 31, 1995  December 31, 1994
                    -----------------  -----------------  -----------------
                                         (in thousands)
Cash paid for:
    Interest              $324                 $418               $302
                          ====                 ====               ====

    Income taxes          $  0                 $  9               $ 30
                          ====                 ====               ====


   The Company entered into capital lease obligations of $426,000, $125,000, and $302,000, during the periods ended December 31, 1996, 1995, and 1994, respectively. During the year ended December 31, 1996 the Company purchased $350,000 of property, plant and equipment by issuing a note payable to seller.

   Under the Company's cash management system, checks issued but not presented to bank frequently result in overdraft balances for accounting purposes and are classified as "Accounts Payable" in the balance sheet and as "Increases (Decreases) in Bank Overdrafts" in the statement of cash flows.

                      ERC INDUSTRIES, INC.AND SUBSIDIARY
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (IN THOUSANDS)



                                                       Additions
                                    Balance    --------------------------
                                      at       charged to                                 Balance
                                    beginning  costs and      charged to                  at end
                                    of period  expenses     other accounts   Deductions   of period
----------------------------------  ---------  ----------   --------------   ----------  ----------

Allowance for Doubtful Accounts:
--------------------------------

December 31, 1994.................       $433        $143                         $ 64(a)     $512
                                    =========  ==========   ========         =========     =======

December 31, 1995.................       $512        $175                         $195(a)     $492
                                    =========  ==========   ========         =========     =======

December 31, 1996.................       $492        $ 51                           $9(a)     $534
                                    =========  ==========   ========         =========     =======

Inventory Obsolescence Reserve:
-------------------------------

December 31, 1994.................     $2,226                    $238(b)          $366(c)   $2,098
                                    =========  ==========   =========        =========     =======

December 31, 1995.................     $2,098                    $414(b)          $486(c)   $2,026
                                    =========  ==========   =========        =========     =======

December 31, 1996.................     $2,026                    $310(b)          $264(c)   $2,072
                                    =========  ==========   =========        =========     =======


(a) Uncollectible accounts written-off.
(b) Valuation adjustments.
(c) Inventory written-off.