Form 10-K405/A
period 1996-12-31
ERC INDUSTRIES INC /DE/
filed 1997-04-30
CIK 775477

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A-1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF   1934

For the fiscal year ended   December 31, 1996

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ____________________________

Commission file number  0-14439


                             ERC INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                       76-0382879
----------------------------                ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

  15835 Park Ten Place, Suite 115                  Houston, Texas 77084
--------------------------------------------------------------------------------
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

Documents Incorporated by Reference: None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Board of Directors of the Company presently consists of five directors. These directors are divided into three classes: Class I (two directors), Class II (two directors) and Class III (one director). The term of the Class I directors expires at the Annual Meeting of Stockholders to be held in 1997, the term of the Class II directors expires at the Annual Meeting to be held in 1998, and the term of the Class III directors will expire at the Annual Meeting of Stockholders to be held in 1999.

The following table sets forth certain information as to the directors and executive officers of the Company:


                                  Positions and Offices           Director
Name and Age                        With the Company               Since
------------                      ----------------------          ---------
George W. Tilley, 60               Director                          1993
     (Class I)

Wendell R. Brooks, 47              President and Director            1995
     (Class I)

John Derek Prichard-Jones, 61      Chairman and Director             1993
     (Class II)

Anthony Howells, 60                Director                          1996
     (Class II)

Allister Langlands, 39             Director                          1993
     (Class III)


     GEORGE W. TILLEY joined the Company as a director in 1993. Mr. Tilley served as President and Chief Executive Officer of Grant Geophysical, Inc., a public company providing geophysical services to the oil industry until November, 1996. Prior to his position with Grant, Mr. Tilley was the President and Chief Executive Officer of Halliburton Geophysical Services, a division of Halliburton Company, from 1990 to 1992. Prior to 1990, Mr. Tilley held other positions with Halliburton.

     WENDELL R. BROOKS was elected President and Director August 1995.
Mr. Brooks has over 20 years of general management experience in the oil and gas service industry. Prior to joining the Company, Mr. Brooks was involved in business development activities, including acquisitions and mergers for the Drilling and Productions Services Division of the Wood Group. Prior to joining the Wood Group, Mr. Brooks served for nine years as President and C.E.O. of Del Norte Technology, Inc., an international supplier of equipment and services to the offshore oil and gas industry.

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

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), the Company believes that all reports required by Section 16(a) of the 1934 Act were filed on a timely basis by the required persons during the fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 1996, December 31, 1995 and December 31, 1994 to the Company's Chief Executive Officer and the other executive officers of the Company who received total annual salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1996, December 31, 1995, and December 31, 1994.


                                                                           LONG-TERM
                                             ANNUAL COMPENSATION           COMPENSATION
                                         -----------------------------------------------
 NAME & PRINCIPAL                                              OTHER ANNUAL  OPTION        ALL OTHER
    POSITION                  YEAR/(1)/    SALARY     BONUS    COMPENSATION  AWARDS/(3)/  COMPENSATION
-----------------             ---------  -----------  ------   ------------  -----------
Wendell R. Brooks /(1)/         1996      $138,966    28,592          --       --                --
    President                   1995      $ 75,000(2)     --          --       --                --

                                1994      $      0        --          --       --                --

Patrick Geiger (5)              1996      $103,210     9,000          --       --            23,684(4)

                                1995      $ 88,365                                            5,853(4)

(1)  Mr. Brooks joined the Company in August 1995.

(2) Mr. Brooks served as the Company's President from August 1995 to the present. During 1995, Mr. Brooks served the Company as a consultant pursuant to which he was paid $75,000 for his services. Effective January 1, 1996, Mr. Brooks became a salaried employee of the Company.

(3) The Company had no stock option, restricted stock, stock bonus or other equity compensation plans in effect during the fiscal years covered by this table.

(4) Amount paid for expenses relating to moving from Shawnee, Oklahoma to Houston, Texas.

(5)  Mr. Geiger joined the Company in January 1995.

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

     During the year ended December 31, 1996, the Board granted 432,000 Units to employees of the Company under the 1994 Plan.


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

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

     Compensation decisions with respect to the executive officers of the Company are made by the Board of Directors, which includes John Derek Prichard-Jones, Chairman of the Board, and Wendell R. Brooks, President. Mr. Jones does not receive compensation from the Company for his service as Chairman. Mr. Brooks did not participate in any deliberations or votes with respect to his compensation during fiscal 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 29, 1997, by (i) each director, nominee for director and the Chief Executive Officer of the Company,
(ii) all executive officers and directors of the Company as a group, and (iii) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock.

NAME AND ADDRESS OF BENEFICIAL          SHARES OWNED
          OWNER                             (1)          PERCENT OF CLASS
-------------------------------         -------------    ----------------

John Wood Group PLC(1)                  18,087,702(1)          85%(1)
Allister G. Langlands(2)                         0              0%
George W. Tilley                                 0              0%
Wendell R. Brooks                                0              0%
John Derek Prichard-Jones(2)                     0              0%
Anthony Howells                                  0              0%
Directors and Executive Officers                 0              *
 as a group (5 persons)
_____________________
*Less than 1%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 10, 1992, Wood Group completed the purchase (the "Purchase") of approximately 47% of the issued and outstanding shares of Common Stock of Old ERC and presently controls approximately 85% of the voting stock of the Company. The Wood Group is recognized as a leading contracting and service company in energy-related markets worldwide.

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

     Quantum Fund N.V. ("Quantum"), the Company's largest stockholder in October, 1992, and Wood Group entered into a Standstill and Voting Agreement dated October 15, 1992 pursuant to which Quantum had agreed for a period commencing on the date of the Standstill and Voting Agreement and continuing for three years plus ninety days following the consummation of the Purchase, not to effect any transaction with respect to any of the shares of Common Stock retained by it or any interest therein, without the prior written consent of the Board of Directors if the transaction may result in the Company being subject to the limitations on the use of the Company's net operating losses pursuant to
Section 382 of the Code. These transactions include, but are not limited to (a) any sale, conveyance, transfer or entering into any agreement to sell or convey any of such retained shares; (b) any grant of any warrants, options, rights, convertible debt instruments or other securities which are exercisable for, convertible into or exchangeable for any or all of such retained shares, or other similar interests or rights in such shares; or (c) any conveyance, transfer or other disposition of its retained shares or any interest in its retained shares in any transaction or series of transactions which would or may be treated as a sale, conveyance, transfer or disposition for purposes of
Section 382 of the Code or the regulations promulgated thereunder.

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

     In March 1996 Wood Group purchased an additional 1,544,518 shares of
Common Stock in privately negotiated transactions, including the 780,000 shares owned by Quantum subject to the Standstill and Voting Agreement. In June 1996, the Company sold an aggregate of 7,384,616 shares of Common Stock to the Wood Group for an aggregate purchase price of $6,000,000. As a result of these transactions and other purchases, Wood Group currently owns 18,087,702 shares of Common Stock.

     The Company and Wood Group have agreed to an annual provision for administrative and financial services fees in amounts to be determined on an annual basis. The Company paid or accrued $188,000 in such fees for the fiscal year ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ERC INDUSTRIES, INC.
                                                   _____________________________




Dated: April 29, 1997                              /s/ Wendell Brooks
                                                   _____________________________
                                                   Wendell Brooks
                                                   President