Form 10-Q
period 1997-03-31
ERC INDUSTRIES INC /DE/
filed 1997-05-15
CIK 775477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

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

                                 (281) 398-8901
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at May 14, 1997
            -----                            ---------------------------
Common stock, $0.01 par value                     21,248,272 shares

                              ERC INDUSTRIES, INC.

                                     INDEX


                                                           PAGE
                                                           ----

PART I

FINANCIAL INFORMATION:

  Condensed Consolidated Balance Sheet -
     March 31, 1997 and December 31, 1996..................  2

  Condensed Consolidated Statements of Operations
     Three Months Ended March 31, 1997 and March 31, 1996..  3

  Condensed Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1997 and March 31, 1996..  4

  Notes to Condensed Consolidated Financial Statements.....  5

  Management's Discussion and Analysis.....................  7

PART II

OTHER INFORMATION..........................................  9

  Signature Page........................................... 10

                             ERC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except for share amounts)

                                                                            (Unaudited)
                                                                              March 31,      December 31,
                                                                                1997            1996
                                                                            -----------      ------------
ASSETS

Current assets:
 Cash and cash equivalents                                                      $     -        $     1
 Trade accounts receivable, net of allowance for
  doubtful accounts of $534 and $534, respectively                               12,589         11,738
 Inventory                                                                       17,792         15,314
 Prepaid expenses and other current assets                                          289            257
 Deferred tax assets                                                                618            651
                                                                                -------        -------
   Total current assets                                                          31,288         27,961

Property, plant and equipment, net                                                5,638          4,932
Other assets                                                                        577            532
Deferred tax assets-noncurrent                                                      170            170
Excess cost over net assets acquired, net                                         1,581          1,714
                                                                                -------        -------
   Total assets                                                                 $39,254        $35,309
                                                                                =======        =======
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
 Long-term debt and capital leases due within one year                          $ 6,898        $ 3,295
 Accounts payable                                                                 9,370          9,655
 Other accrued liabilities                                                        2,714          2,912
                                                                                -------        -------
   Total current liabilities                                                     18,982         15,862
                                                                                -------        -------

Long-term debt                                                                    2,503          1,826

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $1; authorized and
   unissued - 10,000,000 shares                                                       -              -

 Common stock, par value $0.01; authorized - 30,000,000 shares;
   21,248,272  issued and outstanding                                               213            213
 Additional paid-in capital                                                      11,791         11,791
 Retained earnings from January 10, 1989                                          5,772          5,552
 Translation adjustment                                                              (7)            65
                                                                                -------        -------
   Total shareholders' equity                                                    17,769         17,621
                                                                                -------        -------
   Total liabilities and shareholders' equity                                   $39,254        $35,309
                                                                                =======        =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                       Three Months
                                                           Ended
                                                         March 31,
                                                     ---------------
                                                      1997     1996
                                                     ------   ------
Revenues                                             $16,534  $ 9,828
Cost of goods sold                                    12,578    7,789
                                                     -------  -------
  Gross profit                                         3,956    2,039

Selling, general and administrative expenses           3,436    2,030
                                                     -------  -------
Operating income                                         520        9
                                                     -------  -------

Other (income) expense:
  Interest expense                                       143      101
  Other, net                                              38       (5)
                                                     -------  -------
                                                         181       96
                                                     -------  -------
Income (loss) before provision (benefit) for
 income taxes                                            339      (87)

Provision (benefit) for income taxes                     119      (17)
                                                     -------  -------
Net income (loss)                                    $   220  $   (70)
                                                     =======  =======

Net income (loss) per share                            $0.01   $(0.01)
                                                     =======  =======
Weighted average number of shares
  outstanding                                         21,248   13,864
                                                     =======  =======





   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        1997      1996
                                                                      --------  --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

  Net cash used in operating activities                                $(3,028)  $  (144)
                                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                              (328)     (338)
  Proceeds from sale of property, plant and equipment                        6         -
                                                                       -------   -------
    Net cash used in investing activities                                 (322)     (338)
                                                                       -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Line of credit borrowings, net                                          3,616       675
 Proceeds from issuance of debt                                              -       365
 Principal payments on long-term debt and capital
   lease obligations                                                      (195)        -
                                                                       -------   -------
     Net cash provided by financing activities                           3,421     1,040
                                                                       -------   -------
Effect of exchange rate changes on cash                                    (72)        -
                                                                       -------   -------
 Net increase (decrease) in cash and cash equivalents                       (1)      558

 Cash and cash equivalents, beginning of period                              1         -
                                                                       -------   -------
 Cash and cash equivalents, end of period                              $     0   $   558
                                                                       =======   =======






   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              ERC INDUSTRIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) The information contained herein with respect to March 31, 1997 and the three months ended March 31, 1997 and 1996, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's annual report (Form 10-K) for the year ended December 31, 1996. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three months ended March 31, 1997 and 1996. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) Supplemental Cash Flow Information:

    In connection with the Barton Wood acquisition in late 1993, the Company leased, and has an option to purchase certain equipment from the Barton lenders ("Lessors") at any time during the term of the lease, which extends through February, 1998. As a result, the Company exercised a portion of this purchase option in February 1997. This noncash transaction totaled $800,000.

(3) Acquisition of Seaboard

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

    The operating results of Seaboard are included in operations from the date of acquisition. The following represents the pro-forma results of operations as if the acquisition of Seaboard had occurred on January 1, 1996 (in thousands, except per share data):

                                            Three Months Ended
                                               March 31, 1996
                                            ---------------------
          Revenues                                $ 12,914
          Net loss                                    (202)
          Net loss per share                          (.01)

(4) Recent Accounting Pronouncement:

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS under existing accounting principles and makes it more comparable to international accounting standards. This statement requires restatement of all prior-period EPS data presented, however, management believes that the adoption of this standard will not have a significant impact on the financial statements.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, increased by 20% to 853 for the three months ended March 31, 1997, compared with 708 for the three months ended March 31, 1996. The average active rig count is a clear indicator of the market in which the Company operates.

The Company's revenues increased by $6,706,000 for the three months ended March 31, 1997 to $16,534,000 from $9,828,000 for the three months ended March 31, 1996, a 68.2% increase. The increase in revenues was due to new customers added, increased activity with existing customers as a result of higher drilling activity, higher international sales volume, and the inclusion of the sales of Seaboard Lloyd Limited.

The gross margin for the three months ended March 31, 1997 increased by $1,917,000 to $3,956,000, from $2,039,000 for the three months ended March 31,
1996. The gross profit percentage was 23.9% for the three months ended March 31, 1997 compared with 20.7% for the three months ended March 31, 1996. This increase is a result of (i) outsourcing of manufacturing at lower costs (ii) product mix shift toward higher margin products, and (iii) the acquisition of Seaboard Lloyd Ltd.

Selling, general and administrative expenses increased by $1,406,000 to $3,436,000 for the three months ended March 31, 1997 from $2,030,000 for the three months ended March 31, 1996. The primary reasons for the increase were costs associated with international marketing efforts, additional sales personnel, and the acquisition of Seaboard Lloyd Ltd.

The Company generated operating income of $520,000 for the three months ended March 31, 1997 compared with operating income of $9,000 for the three months ended March 31, 1996. The increase in operating profit was due primarily to increased sales partially offset by increased selling, general and administrative expenses.

Other expense, net increased by $85,000. This was principally due to an increase in interest expense as a result of higher inventory levels since March of 1996, which required an increase in the company's line of credit borrowing.

The provision for income taxes for the three months ended March 31, 1997 and 1996 resulted in an expense of $119,000 and a benefit of $17,000, respectively.

Liquidity and Capital Resources

Working capital increased by $207,000 to $12,306,000 at March 31, 1997 compared with $12,099,000 at December 31, 1996. The increase is due primarily to higher inventory levels offset by higher current liabilities.

Pursuant to the Company's long-term debt agreements, approximately $6,898,000 in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of approximately $2,900,000 through 1997, principally for vehicles and computer purchases. The Company expects to fund these expenditures from cash provided by operations, additional capital lease obligations and from the Company's line of credit facility.

Recent Accounting Pronouncement

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS under existing accounting principles and makes it more comparable to international accounting standards. This statement requires restatement of all prior-period EPS data presented, however, management believes that the adoption of this standard will not have a significant impact on the financial statements.

                          Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is involved in various claims and disputes in the normal course of its business. Management of the Company believes the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.


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



Date:  May 14, 1997                    ERC INDUSTRIES, INC.



                                          /s/ Wendell R. Brooks
                                      ---------------------------------
                                              Wendell R. Brooks
                                       President, Secretary & Director



                                         /s/ James E. Klima
                                       --------------------------------
                                                 James E. Klima
                                             Chief Financial Officer