Form 10-Q
period 1997-06-30
ERC INDUSTRIES INC /DE/
filed 1997-08-14
CIK 775477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

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

                              Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at August 14, 1997
               -----                       ------------------------------
    Common stock, $0.01 par value                21,248,272 shares

                              ERC INDUSTRIES, INC.



                                     INDEX



                                                                   PAGE
PART I

FINANCIAL INFORMATION:


  Condensed Consolidated Balance Sheet -
     June 30, 1997 and December 31, 1996.........................  2

  Condensed Consolidated Statement of Operations
     Three and Six Months Ended June 30, 1997 and June 30, 1996..  3

  Condensed Consolidated Statement of Cash Flows
     Six Months Ended June 30, 1997 and June 30, 1996............  4

  Notes to Condensed Consolidated Financial Statements...........  5

  Management's Discussion and Analysis...........................  7

PART II

OTHER INFORMATION................................................  9

  Signature Page................................................. 10


                         PART I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

                                               JUNE 30,         DECEMBER 31,
                                                 1997              1996
                                               --------         -----------
ASSETS
Current assets:
 Cash and cash equivalents                       $     -            $     1
 Trade accounts receivable, net of
  allowance for doubtful accounts
  of $534 and $534, respectively                  13,674             11,738
 Inventory                                        19,635             15,314
 Prepaid expenses and other current assets           312                257
 Deferred tax asset                                  618                651
                                                 -------            -------
  Total current assets                            34,239             27,961
                                                 -------            -------

Property, plant and equipment, net                 5,577              4,932
Other assets                                         885                532
Deferred tax asset-noncurrent                        170                170
Excess cost over net assets acquired, net          1,590              1,714
                                                 -------            -------
  Total assets                                   $42,461            $35,309
                                                 =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Long-term debt and capital leases due
  within one year                                $10,314            $ 3,295
 Accounts payable                                  8,849              9,655
 Other accrued liabilities                         2,637              2,912
                                                 -------            -------
  Total current liabilities                       21,800             15,862
                                                 -------            -------
Long-term debt                                     2,418              1,826

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $1; authorized
  and unissued--10,000,000 shares                      -                  -
 Common stock, par value $0.01; authorized--
  30,000,000 shares; 21,248,272 issued
  and outstanding                                    213                213
 Additional paid-in capital                       11,958             11,791
 Retained earnings from January 10, 1989           6,020              5,552
 Translation adjustment                               52                 65
                                                 -------            -------
  Total shareholders' equity                      18,243             17,621
                                                 -------            -------
  Total liabilities and shareholders' equity     $42,461            $35,309
                                                 =======            =======


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                     ------------------      -----------------
                                       1997      1996          1997      1996
                                     --------  --------      --------  -------
Revenues                              $17,521   $11,817       $34,055  $21,645
Cost of goods sold                     13,504     8,891        26,082   16,680
                                      -------   -------       -------  -------
 Gross profit                           4,017     2,926         7,973    4,965

Selling, general and administrative
 expenses                               3,416     2,479         6,852    4,509
                                      -------   -------       -------  -------
Operating income                          601       447         1,121      456
                                      -------   -------       -------  -------
Other (income) expense:
 Interest expense                         190        91           333      192
 Other, net                               (11)       (9)           27      (14)
                                      -------   -------       -------  -------
                                          179        82           360      178
                                      -------   -------       -------  -------
Income before provision for
 income taxes                             422       365           761      278

Provision for income taxes                174       115           293       98
                                      -------   -------       -------  -------
Net income                            $   248   $   250       $   468  $   180
                                      =======   =======       =======  =======
Net income per share                  $  0.01   $  0.02       $  0.02  $  0.01
                                      =======   =======       =======  =======
Weighted average number of
 shares outstanding                    21,248    15,790        21,248   14,838
                                      =======   =======       =======  =======


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                          1997          1996
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net cash used in operating activities                 $  (6,164)    $  (1,529)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                 (578)         (372)
  Proceeds from sale of property, plant and equipment           6
                                                        ---------     ---------
       Net cash used in investing activities                 (572)         (372)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Line of credit borrowings, net                            7,111        (2,425)
  Proceeds from issuance of debt                                -           268
  Principal payments on long-term debt and capital
   lease obligations                                         (363)            -
  Net proceeds from issuance of common stock                    -         5,857
                                                        ---------     ---------
      Net cash provided by financing activities             6,748         3,700
                                                        ---------     ---------
Effect of exchange rate changes on cash                       (13)            -
                                                        ---------     ---------
  Net increase (decrease) in cash and cash equivalents         (1)        1,799

  Cash and cash equivalents, beginning of period                1             -
                                                        ---------     ---------
  Cash and cash equivalents, end of period              $       -     $   1,799
                                                        =========     =========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                              ERC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The information contained herein with respect to June 30, 1997 and the three and six months ended June 30, 1997 and June 30, 1996, has not been audited but was prepared in conformity with the accounting principles and policies described in the Company's annual report (Form 10-K) for the year ended December 31, 1996. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six months ended June 30, 1997 and June 30, 1996. The results of interim periods are not necessarily indicative of results to be expected for the year.

 (2) Supplemental Cash Flow Information:

     In connection with the Barton Wood acquisition in late 1993, the Company leased, and has an option to purchase certain equipment from the Barton lenders ("Lessors") at any time during the term of the lease, which extends through February, 1998. The Company exercised a portion of this purchase option in February 1997 for $800,000. This purchase was partially financed with the issuance of a $705,000 note payable to the seller.

 (3) Acquisition of Seaboard:

     On September 27, 1996, the Company acquired 100% of the issued and outstanding share capital of Seaboard Lloyd Limited ("Seaboard"), a private company incorporated in Scotland under the Companies Acts of the United Kingdom in a privately negotiated transaction.

     The Company paid a purchase price of $1,580,000 cash for the issued share capital of Seaboard. The source of the funds for the purchase was approximately $1,080,000 in cash on hand and $500,000 borrowed under the Company's existing bank credit facility.

     The operating results of Seaboard are included in operations from the date of acquisition. The following represents the pro-forma results of operations as if the acquisition of Seaboard had occurred on January 1, 1996 (in thousands, except per share data):



                                         Three Months Ended   Six Months Ended
                                            June 30, 1996       June 30, 1996
                                         -------------------  -----------------

          Revenues                                  $13,633            $23,461
          Net income (loss)                             103                (99)
          Net income (loss) per share                   .01               (.01)


  (4) Recent Accounting Pronouncement:

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS under existing accounting principles and makes it more comparable to international accounting standards. This statement requires restatement of all prior-period EPS data presented. Management believes that the adoption of this standard will not have a significant impact on the financial statements.

  (5) The Company negotiated a new domestic $10,000,000 line of credit with its bank in June, 1997. The line has substantially the same terms as the Company's previous line of credit and expires in June, 1998.

  (6) Subsequent Event:

      On July 14, 1997, the Company acquired 100% of the issued and outstanding capital stock of Church Oil Tools, Inc. ("Church").

      Church is a Houston, Texas based manufacturer serving the drilling equipment market. Church sells blow out preventers, high pressure valves and specialized engineering services. Its customers include drilling contractors, rental tool companies and other related oilfield service companies. The Company plans to continue to operate Church in substantially the same manner as it was operated prior to the acquisition, and the two principal stockholders of Church entered into employment agreements with the Company in connection with the transaction. Church's business will be conducted through a new business unit of the Company to be called Wood Group Drilling Products.

      In connection with the transaction, the Company paid the Church stockholders a purchase price consisting of $1,000,000 borrowed under the Company's existing domestic credit facility and $4,000,000 in promissory notes bearing interest at 8% per annum until maturity in July 2001. In addition, the Company agreed to pay the stockholders up to an additional $1,000,000 in the event that Church's average earnings in 1999 or 2000 exceeded certain thresholds. The Company intends to account for the transaction as a purchase.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer was up 22.3% to 893 for the six months ended June 30, 1997, compared with 730 for the six months ended June 30, 1996. The average active rig count is an important indicator of activity levels in the market in which the Company operates.

The Company's revenues increased by $5,704,000 for the three months ended June 30, 1997 from $11,817,000 for the three months ended June 30, 1996. In addition, the Company's six month revenues increased by $12,410,000 (57.3%) to $34,055,000 for the six months ended June 30, 1997, from $21,645,000 for the six months ended June 30, 1996. The increase in revenues is principally due to increased activity with existing customers as a result of higher drilling activity and increased international sales volume, including sales of Seaboard.

The gross profit for the three months ended June 30, 1997 increased by $1,091,000 to $4,017,000 from the same period last year. The gross profit for the six months ended June 30, 1997 increased by $3,008,000 to $7,973,000, from $4,965,000 for the same period in 1996. The gross profit percentage was 23.4% for the six months ended June 30, 1997 compared with 22.9% for the six months ended June 30, 1996. The increase was primarily due to outsourcing of manufacturing at lower costs and change in product mix largely arising from the acquisition of Seaboard.

Selling, general and administrative expenses increased by $937,000 for the three months ended June 30, 1997. The same expenses increased by $2,343,000 to $6,852,000 for the six months ended June 30, 1997 from $4,509,000 for the six months ended June 30, 1996. The primary reasons for the increase is the addition of Seaboard, costs associated with international marketing efforts and additional sales personnel. The selling, general and administrative expense, as a percentage of sales, was 20.1% in the first six months of 1997, compared with 20.8% for the first six months of 1996.

The Company generated operating income of $601,000 and $1,121,000 for the three and six months ended June 30, 1997 compared with operating income of $447,000
and $456,000 for the three and six months ended June 30, 1996.   The increase in
operating income was due to increased sales volume which was partially offset by increases in selling, general and administrative expenses.

Other (income) expense increased by $97,000 for the three months ended June 30, 1997 over the same period in 1996. Likewise, there was a $182,000 increase for the six month period. This was principally due to an increase in interest expense as a result of higher inventory and receivables levels since December, 1995 and March, 1996, which required an increase in borrowing from the company's line of credit.

The provision for income taxes for the six months ended June 30, 1997 and 1996 resulted in an expense of $293,000 and $98,000, respectively, and an expense of $174,000 and $115,000, respectively, for the three months ended June 30, 1997 and 1996.

Liquidity and Capital Resources

Working capital increased by $340,000 to $12,439,000 at June 30, 1997 compared with $12,099,000 at December 31, 1996. The increase was due primarily to higher inventory and receivables levels which were partially offset by higher current liabilities.

Pursuant to the Company's long-term debt agreements, approximately $10,314,000 in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of approximately $3,400,000 through 1997, principally for vehicles, computer purchases and acquisitions, including Church Oil Tools discussed below. The Company expects to fund these expenditures from cash provided by operations, notes payable, and from the Company's line of credit facility. The Company negotiated a new $10,000,000 line of credit in June, 1997 that expires in June, 1998.

Recent Accounting Pronouncement

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS under existing accounting principles and makes it more comparable to international accounting standards. This statement requires restatement of all prior-period EPS data presented. Management believes that the adoption of this standard will not have a significant impact on the financial statements.

Acquisition

On July 14, 1997, the Company acquired 100% of the issued and outstanding capital stock of Church Oil Tools, Inc. ("Church").

Church is a Houston, Texas based manufacturer serving the drilling equipment market. Church sells blow out preventers, high pressure valves and specialized engineering services. Its customers include drilling contractors, rental tool companies and other related oilfield service companies. The Company plans to continue to operate Church in substantially the same manner as it was operated prior to the acquisition, and the two principal stockholders of Church entered into employment agreements with the Company in connection with the transaction. Church's business will be conducted through a new business unit of the Company to be called Wood Group Drilling Products.

In connection with the transaction, the Company paid the Church stockholders a purchase price consisting of $1,000,000 in cash borrowed under the Company's existing credit facility and $4,000,000 in promissory notes bearing interest at 8% per annum until maturity in July 2001. In addition, the Company agreed to pay the stockholders up to an additional $1,000,000 in the event that Church's average earnings in 1999 or 2000 exceeded certain thresholds. The Company intends to account for the transaction as a purchase.

                          Part II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          The Company is involved in various claims and disputes in the normal course of its business. Management of the Company believes the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Item 2.   Changes in Securities.

          None.


Item 3.   Defaults Upon Senior Securities.

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits:

                27 -- Financial Data Schedule

          (b)   Reports on Form 8-K:

          During the third quarter of the fiscal year ended December 31, 1997, the Company filed the following Form 8-K:

          On July 30, 1997, the Company filed a Current Report on Form 8-K under
          Item 5, - disclosing the acquisition of Church Oil Tools, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1997                         ERC INDUSTRIES, INC.
                                              --------------------




                                              /s/ Wendell R. Brooks
                                              ----------------------
                                              Wendell R. Brooks
                                              President, Secretary &
                                              Director



                                              /s/ James E. Klima
                                              ------------------------
                                              James E. Klima
                                              Chief Financial Officer