Form 10-Q
period 1997-09-30
ERC INDUSTRIES INC /DE/
filed 1997-11-13
CIK 775477

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439
                    -------

                              ERC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                        76-0382879
---------------------------------        --------------------------------
(State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization)

15835 Park Ten Place, Suite 115, Houston, Texas                         77084
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

                                 (281) 398-8901
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   x   No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                               Outstanding at November 12, 1997
-----------------------------            --------------------------------
Common stock, $0.01 par value                27,498,272 shares

                                 ERC INDUSTRIES, INC.



                                     INDEX



                                                            PAGE

PART I


FINANCIAL INFORMATION:

  Condensed Consolidated Balance Sheet -
     September 30, 1997 and December 31, 1996.................  2

  Condensed Consolidated Statement of Operations
     Three and Nine Months Ended September 30, 1997 and 1996..  3

  Condensed Consolidated Statement of Cash Flows
     Nine Months Ended September 30, 1997 and 1996............  4

  Notes to Condensed Consolidated Financial Statements........  5

  Management's Discussion and Analysis........................  8


PART II

OTHER INFORMATION............................................. 11

  Signature Page.............................................. 12


                         Part I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except for share amounts)
                                  (unaudited)

                                                                September 30,     December 31,
                                                                    1997             1996
                                                               -------------      ------------
Assets
Current assets:
   Cash and cash equivalents                                        $   912        $     1
   Trade accounts receivable, net of allowance for
     doubtful accounts of $577 and $534, respectively                17,041         11,738
   Inventory                                                         21,334         15,314
   Prepaid expenses and other current assets                            355            257
   Deferred tax asset                                                   618            651
                                                                    -------        -------
          Total current assets                                       40,260         27,961

Property, plant and equipment, net                                    6,151          4,932
Other assets                                                            838            532
Deferred tax asset-noncurrent                                           170            170
Excess cost over net assets acquired, net                             4,443          1,714
                                                                    -------        -------
          Total assets                                              $51,862        $35,309
                                                                    =======        =======

Liabilities  and  Shareholders'  Equity

Current liabilities:
   Long-term debt and capital leases due within one year            $ 6,468        $ 3,295
   Accounts payable                                                   8,009          9,655
   Other accrued liabilities                                          3,575          2,912
                                                                    -------        -------
          Total current liabilities                                  18,052         15,862
                                                                    -------        -------
Long-term debt                                                        5,105          1,826

Commitments and contingencies                                             -              -

Shareholders' equity:
   Preferred stock, par value $1; authorized and
     unissued - 10,000,000 shares                                         -              -
   Common stock, par value $0.01; authorized - 30,000,000 shares;
     27,498,272  and 21,248,272 issued and outstanding  as of
     September 30, 1997 and December 31, 1996, respectively             275            212
   Additional paid-in capital                                        21,821         11,792
   Retained earnings from January 10, 1989                            6,641          5,552

   Translation adjustment                                               (32)            65
                                                                    -------        -------
          Total shareholders' equity                                 28,705         17,621
                                                                    -------        -------
          Total liabilities and stockholders' equity                $51,862        $35,309
                                                                    =======        =======

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)



                                            Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                            -------------------         ----------------------
                                             1997         1996            1997          1996
                                            -------     -------         --------      --------
Revenues                                  $ 22,208    $ 13,304        $  56,263     $  34,949
Cost of goods sold                          16,724      10,244           42,806        26,924
                                          --------    --------        ---------     ---------
   Gross profit                              5,484       3,060           13,457         8,025

Selling, general and administrative
 expenses                                    4,088       2,397           10,940         6,906
                                          --------    --------        ---------     ---------
Operating income                             1,396         663            2,517         1,119
                                          --------    --------        ---------     ---------
Other (income) expense:
   Interest expense                            320          19              653           211
   Other, net                                   17         (20)              44           (34)
                                          --------    --------        ---------     ---------
                                               337          (1)             697           177
                                          --------    --------        ---------     ---------
Income before provision for income taxes     1,059         664            1,820           942

Provision  for income taxes                    438         272              731           370
                                          --------    --------        ---------     ---------
Net income                                $    621    $    392        $   1,089     $     572
                                          ========    ========        =========     =========

Net income per share                      $   0.03    $   0.02        $    0.05     $    0.03
                                          ========    ========        =========     =========

Weighted average number of shares
   outstanding                              22,811      21,248           21,775        16,990
                                          ========    ========        =========     =========

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               ------------------------
                                                                  1997          1996
                                                               ----------    ----------
Cash  flows  from  operating  activities:

    Net cash used in operating activities                      $    (9,594)  $    (2,049)
                                                               -----------   -----------

Cash flows from investing activities:

    Acquisitions, net of cash acquired of $1,152 in 1997
     and $0 in 1996                                                    152        (1,580)
    Purchases of property, plant and equipment                        (726)         (524)
    Proceeds from sale of property, plant and equipment                  6             -
                                                               -----------   -----------

         Net cash used in investing activities                        (568)       (2,104)
                                                               -----------   -----------

Cash flows from financing activities:

   Line of credit borrowings (repayments), net                       3,239        (1,925)
   Principal borrowings (repayments) on long-term debt
    and capital lease obligations                                   (1,994)          221
   Net proceeds from issuance of common stock                        9,926         5,857
                                                               -----------   -----------

           Net cash provided by financing activities                11,171         4,153
                                                               -----------   -----------

Effect of exchange rate changes on cash                                (98)            -
                                                               -----------   -----------

   Net increase  in cash and cash equivalents                          911             -

Cash and cash equivalents, beginning of period                           1             -
                                                               -----------   -----------

Cash and cash equivalents, end of period                       $       912   $         -
                                                               ===========   ===========



              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                              ERC INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The information contained herein with respect to September 30, 1997 and the three and nine months ended September 30, 1997 and September 30, 1996, has not been audited but was prepared in conformity with the accounting principles and policies described in the ERC Industries, Inc. (the "Company") annual report (Form 10-K) for the year ended December 31, 1996. Included are all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine months ended September 30, 1997 and September 30, 1996. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) Supplemental Cash Flow Information:

    In connection with the Barton Wood acquisition in late 1993, the Company leased, and has an option to purchase, certain equipment from the Barton lenders ("Lessors") at any time during the term of the lease, which extends through February, 1998. The Company exercised a portion of this purchase option in February 1997 for $800,000. This purchase was partially financed with the issuance of a $705,000 note payable to the seller.

    In addition, the acquisition of Church Oil Tools, Inc. (see Note 3) was partially financed through $4,000,000 of promissory notes to the sellers.

(3) Acquisitions:

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

    On July 14, 1997, the Company acquired 100% of the issued and outstanding capital stock of Church Oil Tools, Inc. ("Church").

    Church is a Houston, Texas, based manufacturer serving the drilling equipment market. Church produces and sells blow out preventers, high pressure valves and specialized engineering services. Its customers include drilling contractors, rental tool companies and other related oilfield service companies. Church operates in substantially the same manner as it operated prior to the acquisition, and the two principal stockholders of Church entered into employment agreements with the Company in connection with the transaction. Church's business is now being conducted through a new business unit of the Company called Wood Group Drilling Products.

    In connection with the transaction, the Company paid the Church stockholders a purchase price consisting of $1,000,000 borrowed under the Company's existing domestic credit facility and $4,000,000 in promissory notes bearing interest at 8% per annum until maturity in July 2001. In addition, the Company agreed to pay the stockholders up to an additional $1,000,000 in the event that Church's average of the earnings in 1999 and 2000 exceeded certain thresholds. The purchase price was allocated as follows (in thousands):


               Cash                                    $1,152
               Accounts Receivable                        939
               Inventory                                  566
               Property, plant and equipment              772
               Excess cost over net assets acquired     2,934
               Accounts Payable                          (809)
               Long-term debt                            (502)
               Accrued Expenses                           (52)
                                                       ------
                                                       $5,000
                                                       ======

    The operating results of Seaboard and Church are included in operations from their respective dates of acquisition. The following represents the pro-forma results of operations as if the acquisitions of Seaboard and Church had occurred on January 1, 1996 (in thousands, except per share data):


                                              Nine Months Ended       Nine Months Ended
                                              September 30, 1997      September 30, 1996
                                              ------------------      ------------------
          Revenues                            $  60,958               $  44,746
          Net income (loss)                       2,252                  (1,159)
          Net income (loss) per share               .10                    (.07)

(4) Common Stock Issuance:

    On September 7, 1997, John Wood Group PLC invested $10,000,000 in the Company through the purchase of 6,250,000 shares of common stock at a price of $1.60 per share. This money was used to pay down the line of credit, and will allow the Company to pursue growth opportunities.

(5) Recent Accounting Pronouncements:

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement requires restatement of all prior-period EPS data presented. Management believes that the adoption of this standard will have no impact on the financial statements.

    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued. This statement, which is required to be adopted in the first quarter of 1998, established standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management has not yet determined the impact of this standard on the financial statements.

(6) The Company negotiated a new domestic $10,000,000 line of credit with its bank in June, 1997. The line has substantially the same terms as the Company's previous line of credit and expires in June, 1998.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was up 22.4% to 925 for the nine months ended September 30, 1997, compared with 756 for the nine months ended September 30, 1996. The average active rig count is an important indicator of activity levels in the market in which the Company operates.

The Company's revenues increased by $8,904,000 to $22,208,000 for the three months ended September 30, 1997 from $13,304,000 for the three months ended September 30, 1996. In addition, the Company's nine month revenues increased by $21,314,000 (61.0%) to $56,263,000 for the nine months ended September 30, 1997, from $34,949,000 for the nine months ended September 30, 1996. The increase in revenues is principally due to increased activity with existing customers as a result of higher drilling activity, additional sales attributable to the acquisition of Church and increased international sales volume, including sales by Seaboard.

The gross profit for the three months ended September 30, 1997 increased by $2,424,000 to $5,484,000 from $3,060,000 for the same period last year. The gross profit for the nine months ended September 30, 1997 increased by $5,432,000 to $13,457,000 from $8,025,000 for the same period in 1996. The gross profit percentage was 23.9% for the nine months ended September 30, 1997 compared with 23.0% for the nine months ended September 30, 1996. The increase was primarily due to outsourcing of manufacturing at lower costs and change in product mix largely arising from the acquisitions of Seaboard and Church.

Selling, general and administrative expenses increased by $1,691,000 for the three months ended September 30, 1997. The same expenses increased by $4,034,000 to $10,940,000 for the nine months ended September 30, 1997 from $6,906,000 for the nine months ended September 30, 1996. The primary reasons for the increase is the addition of Seaboard and Church, costs associated with international marketing efforts and additional sales personnel. The selling, general and administrative expense as a percentage of sales was 19.4% in the first nine months of 1997, compared with 19.8% for the first nine months of 1996.

The Company generated operating income of $1,396,000 and $2,517,000 for the three and nine months ended September 30, 1997 compared with operating income of $663,000 and $1,119,000 for the three and nine months ended September 30, 1996. The increase in operating income was due to increased sales volume which was partially offset by increases in selling, general and administrative expenses.

Other (income) expense increased by $338,000 for the three months ended September 30, 1997 over the same period in 1996. Likewise, there was a $520,000 increase for the nine month period. This was principally due to an increase in interest expense as a result of higher inventory and receivables levels which required an increase in borrowing from the company's line of credit through most of 1997.

The provision for income taxes for the nine months ended September 30, 1997 and 1996 resulted in an expense of $731,000 and $370,000, respectively, and an expense of $438,000 and $272,000 respectively, for the three months ended September 30, 1997 and 1996.

Liquidity and Capital Resources

On September 7, 1997, John Wood Group PLC invested $10,000,000 in the Company through the purchase of 6,250,000 shares of common stock at a price of $1.60 per share. This money was used to pay down the line of credit, and will be used for future acquisitions.

Working capital increased by $10,109,000 to $22,208,000 at September 30, 1997 compared with $12,099,000 at December 31, 1996. The increase was due primarily to increased accounts receivables and inventory resulting from increased sales and sales demand. This increase was partially offset by a $2,190,000 increase in current liabilities. This relatively small growth in current liabilities was achieved through utilization of the net proceeds of the common stock issuance for retirement of debt outstanding on the line of credit.

Pursuant to the Company's long-term debt agreements, approximately $6,468,000 in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with anticipated cash flow from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of approximately $3,500,000 through 1997, principally for machine tools, the purchase of its building and equipment in Shawnee, Oklahoma, which is currently being leased, vehicles, and computer equipment. The Company expects to fund these expenditures from future cash provided by operations, notes payable, and from the Company's line of credit facility. The Company negotiated a new $10,000,000 line of credit in June 1997 that expires in June 1998.

Recent Accounting Pronouncements

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, established standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement requires restatement of all prior-period EPS data presented. Management believes that the adoption of this standard will not have a material impact on the financial statements.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued. This statement, which is required to be adopted in the first quarter of 1998, established standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management has not yet determined the impact of this standard on the financial statements.

Acquisition

On July 14, 1997, the Company acquired 100% of the issued and outstanding capital stock of Church Oil Tools, Inc. ("Church").

Church is a Houston, Texas, based manufacturer serving the drilling equipment market. Church produces and sells blow out preventers, high pressure valves and specialized engineering services. Its customers include drilling contractors, rental tool companies and other related oilfield service companies. Church operates in substantially the same manner as it operated prior to the acquisition, and the two principal stockholders of Church entered into employment agreements with the Company in connection with the transaction. Church's business has been conducted through a new business unit of the Company called Wood Group Drilling Products.

In connection with the transaction, the Company paid the Church stockholders a purchase price consisting of $1,000,000 in cash borrowed under the Company's existing credit facility and $4,000,000 in promissory notes bearing interest at 8% per annum until maturity in July 2001. In addition, the Company agreed to pay the stockholders up to an additional $1,000,000 in the event that Church's average earnings in 1999 and 2000 exceed certain thresholds.

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

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Exhibits:  None.

          (b)  Reports on Form 8-K:

               During the third quarter of the fiscal year ended December 31, 1997, the Company filed the following Form 8-K:

               On July 30, 1997, the Company filed a Current Report on Form 8-K under Item 5, disclosing the acquisition of Church Oil Tools, Inc.

               On September 8, 1997, the Company filed a Current Report on Form 8-K under Item 5, disclosing an investment from John Wood Group PLC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 1997                         ERC INDUSTRIES, INC.
                                          --------------------------------




                                             /s/ Wendell R. Brooks
                                          --------------------------------
                                                 Wendell R. Brooks
                                           President, Secretary & Director



                                             /s/ James E. Klima
                                          --------------------------------
                                                  James E. Klima
                                             Chief Financial Officer