Form 10-K
period 1997-12-31
ERC INDUSTRIES INC /DE/
filed 1998-03-31
CIK 775477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended   December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from   _______________   to   ___________

Commission file number      0-14439

                             ERC INDUSTRIES, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        76-0382879
------------------------                   -----------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


                 1441 Park Ten Boulevard, Houston, Texas 77084
                 ---------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998 was $7,901,425.

The number of shares outstanding of the registrant's common stock, as of March 17, 1998 was 27,498,272.

                      Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

                              ERC INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                     PART I

                                                                      PAGE
Item    1.  Business..................................................  1
Item    2.  Properties................................................  7
Item    3.  Legal Proceedings.........................................  8
Item    4.  Submission of Matters to a Vote of Security Holders.......  8

                                    PART II

Item    5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   9
Item    6.  Selected Financial Data...................................  10
Item    7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................  11
Item    7A. Quantitative and Qualitative Disclosures About Market Risk  14
Item    8.  Consolidated Financial Statements and Supplementary Data..  14
Item    9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................  14

                                    PART III

Item    10.  Directors and Executive Officers of the Registrant.......  15
Item    11.  Executive Compensation...................................  15
Item    12.  Security Ownership of Certain Beneficial Owners and
             Management...............................................  15
Item    13.  Certain Relationships and Related Transactions...........  15

                                    PART IV

Item    14.  Exhibits, Consolidated Financial Statement Schedules
             and Reports on Form 8-K..................................  16

Signatures............................................................  20

                                     PART I

ITEM 1.   BUSINESS

GENERAL

ERC Industries, Inc., a Delaware corporation (the "Company" or "ERC"), is an oilfield service company engaged in the manufacture, remanufacture and servicing of oilfield wellhead equipment.

On December 10, 1992, John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the Companies Act of the United Kingdom, completed the purchase of approximately 47% of the issued and outstanding shares of common stock of ERC.

On November 16, 1993, the Company acquired the valve business and certain assets of Barton Industries, Inc. ("Barton") of Shawnee, Oklahoma.

On June 6, 1996, the Company and the Wood Group entered into an Investment Agreement pursuant to which the Company issued and sold, and Wood Group purchased, 7,384,616 shares of the Company's common stock, par value $0.01 per share ("Common Stock"). The aggregate purchase price for the shares was $6 million or $0.8125 per share. Following this transaction the Wood Group owned approximately 73% of the Company.

On September 27, 1996, the Company acquired 100% of the issued and outstanding capital shares of Seaboard Lloyd Limited ("Seaboard"), a private company incorporated in Scotland under the Companies Acts of the United Kingdom. Seaboard is currently operated as a wholly-owned subsidiary of the Company under the name Wood Group Pressure Control Limited ("WGPCL"). The business of WGPCL is the manufacture, supply, repair, maintenance and refurbishment of wellheads, Christmas trees, gate valves, choke valves, clamped pipe connectors, actuators, electric feed through systems for downhole pumps and subsea ball and check valves, all as used in the oil and gas industry. The business is operated in one facility located in Cumbernauld, Scotland. The Company continues to operate the business in substantially the same manner as it was operated prior to the acquisition.

In January 1997, the Company and all of its subsidiaries began conducting business under the name of Wood Group Pressure Control.

On July 1, 1997, the Company acquired 100% of the issued and outstanding capital stock of Church Oil Tools, Inc. ("Church"). Church is a Houston, Texas based manufacturer serving the drilling equipment market. Church is operated in substantially the same manner as it operated prior to the acquisition, in addition the two principal stockholders of Church entered into employment agreements with the Company in connection with the transaction. Church is presently doing business as Wood Group Drilling Products ("WGDP"), a new business unit of the Company. WGDP produces and sells blow out preventers, high pressure valves and specialized engineering services. WGDP's customers include drilling contractors, rental tool companies and other related oilfield service companies.

On September 8, 1997, the Company and the Wood Group entered into an Investment Agreement pursuant to which the Company agreed to issue and sell, and Wood Group agreed to purchase, 6,250,000 shares of the Company's common stock, par value $0.01 per share. The aggregate purchase price for the shares was $10 million or $1.60 per share. Following this transaction the Wood Group owns approximately 88.5% of the Company.


OPERATIONS

The equipment and components offered for sale by the Company are comprised of items manufactured by the Company in its own facilities, consisting principally of wellhead equipment and valves, drilling products, and items acquired and reconditioned under the Company's wellhead management program and new products acquired from other manufacturers. The services offered by the Company consist of reconditioning out-of-service equipment for others, and installing and repairing oil field equipment. The Company also leases certain oilfield equipment to customers.


ERC'S ORIGINAL BUSINESS

Old ERC's predecessor, Equipment Renewal Company, was founded in 1962 to remanufacture and re-employ used, out-of-service wellhead equipment, a service the Company continues to provide. Wellhead equipment is designed to support the casing and production pipe on a completed well and includes casing heads, tubing heads and casing and tubing hangers. Valves are assembled with other components into a device known as the "Christmas Tree" which is mounted on the wellhead equipment and is used to control pressure and the flow of oil and gas from producing wells. A substantial portion of the Company's oilfield equipment business is conducted through surplus wellhead equipment management programs. Under these programs, the Company collects out-of-service equipment at the wellhead or accepts delivery from a given customer at a branch location. All equipment is inspected by the Company and classified based upon its condition and degree of obsolescence at the time of receipt at the Company's service center. If deemed salvageable, the equipment is cleaned, disassembled, and, if needed, heat treated. Components are either replaced or repaired, usually by machining and welding. The equipment is then remachined on the Company's lathes, boring mills, radial drills, milling machines and grinding machines to new equipment standards.

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

The branches, sales and service offices of the Company act, in part, as clearing houses for oilfield operators. If the operator, at a particular location, requires a unique component held by the Company on behalf of another customer, the Company may contact the customer and effect a purchase from the customer that has the equipment and then resell the equipment to the customer that is in need of the required equipment.

In addition to remanufacturing customer equipment, the Company purchases used equipment for its own account from various sources which the Company then remanufactures for sale.


BUSINESS DEVELOPMENT AND ACQUISITIONS

The acquisitions of Barton, Seaboard and Church in 1993, 1996 and 1997, respectively, have expanded the Company's operations to include a complete line of gate valves and conventional wellhead equipment. Valves are available in 1-13/16" to 24" sizes for working pressures from 300 p.s.i. to 15,000 p.s.i. and are produced in eight basic material trims and "custom trims" to meet individual customer requirements. The facilities are licensed by the American Petroleum Institute ("API") to distribute its products with the API monogram in accordance with API Specification 6A (wellhead valves), Specification 6D (pipeline valves) and Specification 14D (surface safety valves for offshore use). The use of API monogram is considered by management to be essential to compete successfully in the oil and gas valve market. The Company's manufacturing facilities in Shawnee, Oklahoma; Houston, Texas; and Cumbernauld, Scotland are ISO 9001 registered, as well as certified under a range of API licenses.

To manufacture products, each of the Company's plants purchase major raw material components from foundries, forging houses, and steel suppliers, then machine such materials into finished products using CNC machines, which are essentially computer controlled lathes and machine centers, and other conventional machine tools. Special heat treatment and surface conditioning are applied as appropriate to individual components to improve product performance and to meet varying service condition requirements.

The Company's strategy, with regard to all acquisitions made to date, has been to expand its presence in the domestic and the international markets. The Company currently operates in Aberdeen, Cumbernauld, London, Abu Dhabi, Jordan, Saudi Arabia, Germany, Australia and Venezuela. These locations are managed by seasoned industry professionals with many years of international experience. This local presence has generated a high degree of customer interest and an increase in demand for the Company's products and services. The Company intends to focus on increasing international sales in 1998.

As of March 16, 1998, the Company's wellhead and related equipment operations are conducted from 23 domestic locations, 11 international locations, and 3 distributorships. The Company's manufacturing facilities are located in Houston, Texas; Shawnee, Oklahoma; Cumbernauld, Scotland; and Maracaibo, Venezuela.


ENGINEERING RESEARCH AND DEVELOPMENT

The Company is involved in an active research and development program. It expects to file for and receive patents on new products aimed at growth in target geographic and product markets. New wellhead products were launched during 1997 and are expected to enable additional market participation. Additionally, value engineering projects continue to focus on a broad range of cost reductions.


PATENTS AND SERVICE MARKS

The Company holds several patents and trademark/service marks. Many of these are registered with the United States Patent and Trademark Office and expire on various dates through 2003. The Company believes that its patents and trademark/service mark are important to its marketing efforts.


SALES AND MARKETING

The Company conducts its operations in the United States from branch facilities located in many major oil and gas producing areas requiring wellhead equipment. Each branch facility maintains inventory for local customer requirements, trained service technicians, and machine shop capability to provide quick delivery. Each branch facility offers a range of products and services including new equipment, re-manufactured equipment, and inventory management of customer property.

Internationally, the Company sells its products through a mixture of Company-operated branch locations, overseas subsidiaries and through independent sales agents. Sales offices are located in metropolitan areas where customers are typically headquartered or maintain regional offices.

The Company's marketing program emphasizes providing complete supply chain management of wellhead and valve requirements for our customers. This program includes repair of customer equipment, sale of re-manufactured equipment, sale of new equipment, maintenance services and a broad distribution network of Branch locations and sales offices to provide prompt local service and support.


COMPETITION

The market for used and new oilfield equipment is highly competitive as there are numerous manufacturers, distributors and dealers; however, the Company believes that relatively few competitors offer programs involving maintenance, reconditioning, storage, distribution and management of equipment such as those offered by the Company. With its programs, the Company emphasizes its ability to provide reconditioned oilfield equipment at favorable prices while at the same time performing services which the customer would otherwise have to perform at a substantial cost and inconvenience.

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


GOVERNMENT REGULATION

The exploration, development and production of oil and gas in the United States is affected by comprehensive federal and state regulations including those governing allowable rates of production, marketing, environmental matters and pricing. The Company believes that it is in substantial compliance with such laws, rules and regulations.

The Company is dependent on the demand for equipment and services from the oil and gas exploration and production industry and, accordingly, is affected by changes in laws relating to the energy business. The Company's business is affected generally by political developments and by federal, state, local and foreign laws and regulations that may relate directly to the oil and gas industry. The adoption of laws and regulations, both domestic and foreign, that curtail exploration and production of oil and gas for economic, environmental and other policy reasons may adversely affect the Company's operations by limiting available equipment sales and service opportunities.

EMPLOYEES

As of February 20, 1998, the Company had 583 employees, as compared to 456 employees as of February 26, 1997. No employees of the Company are represented by a union.


CUSTOMERS

In 1997 and 1995, the Company had no customers that comprised 10% or more of its sales. Conoco Incorporated contributed approximately 10% of the Company's total revenues in 1996.


RECENT DEVELOPMENTS

On February 2, 1998, the Company, in a privately-negotiated transaction, completed its acquisition of Bompet, C.A., a Venezuelan company ("Bompet"). The acquisition was accomplished by the purchase of 100% of the issued and outstanding capital stock of Bompet.

Bompet is a Venezuelan based manufacturer of products used in the drilling and production segment of the oil and gas industry. Bompet sells wellheads and gate valves (and related assemblies) along with specialized services to oil and gas producers throughout Latin America. Bompet has a facility in Cuidad Ojeda on the east side of Lake Maracaibo. The Company plans to continue to operate Bompet as a subsidiary of the Company in substantially the same manner as it was operated prior to the acquisition.

In connection with the transaction, the Company paid the sole Bompet stockholder, Inversiones Western C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000.

The source of the funds for the purchase was cash on hand and bank debt. The Company intends to account for the transaction as a purchase.


YEAR 2000 DATE CONVERSION

In 1997, the Company began to modify its computer information systems to ensure proper processing of transactions relating to the year 2000 and beyond and expects to complete the required modifications during 1998. The amount charged to expense in 1997, as well as the amounts anticipated to be charged to expense in 1998 related to the year 2000 computer compliance modifications, have not been nor will be material to the Company's financial position, results of operations or cash flows.

ITEM 2.   PROPERTIES

Set forth below is certain information as of December 31, 1997, regarding the Company's headquarters, manufacturing and other facilities, most of which are located on leased premises.

                                                      Lease
                 Location                       Expiration Dates
                 --------                       ----------------

         Manufacturing -
         Houston, Texas (Leased)/(1)/          Through July 14, 2001
         Shawnee, Oklahoma (Owned)/(2)/
         Cumbernauld, Scotland (Owned)/(3)/

         2 Headquarters Offices (Leased)       Through July 31, 2004

         6 Branch Offices and                     Various through
         Machine Shops (Leased)                October 31, 2006 /(4)/

         6 Branch Offices and
         Machine Shops (Owned)

         4 Sales Offices                          Various through
         (Owned and Leased)                        August 1, 1999

         7 Sales and Service                      Various through
         Offices (Leased)                      February 9, 2000 /(4)/

         9 International Sales and Service        Various through
         Offices (Leased)                      December 31, 1998 /(4)/
___________________
/(1)/ The Church facility in Houston, Texas is a 28,942 square foot building on a total site of 3 acres.

/(2)/ The Shawnee, Oklahoma facility is an 89,000 square foot building plus an additional five acres contiguous to the property.

/(3)/ The manufacturing facility at Cumbernauld, Scotland is a 31,000 square foot building on a total site of 3 acres.

/(4)/ Most of these leases are on a month-to-month basis. The Company does not expect the expiration of any of these leases to have a material adverse effect on its operations. See Note 9 to the Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company is party to what it believes is routine litigation and proceedings that may be considered to be part of the ordinary course of its business. Currently, the Company is not aware of any current or pending litigation or proceedings that would have a material or adverse effect on the Company's results of operations, cash flows or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is included on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The trading symbol under which the Common Stock trades is "ERCI". The following table sets forth the high and low reported bid prices for the Company's Common Stock as reported by NASDAQ by fiscal quarter from January 1, 1996 through December 31, 1997. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                         High    Low
                                         -----  -----
FISCAL YEAR ENDED DECEMBER 31, 1996
  January 1, 1996 - March 31, 1996.....  $1.06  $0.75
  April 1, 1996 - June 30, 1996........  $1.06  $0.75
  July 1, 1996 - September 30, 1996....  $1.56  $0.63
  October 1, 1996 - December 31, 1996..  $2.50  $0.97
FISCAL YEAR ENDED DECEMBER 31, 1997
  January 1, 1997 - March 31, 1997.....  $2.25  $1.13
  April 1, 1997 - June 30, 1997........  $2.13  $1.13
  July 1, 1997 - September 30, 1997....  $2.50  $1.63
  October 1, 1997 - December 31, 1997..  $4.63  $1.69


As of March 17, 1998, there were 1,184 holders of record of the Company's Common Stock, as reported by the Company's transfer agent for its Common Stock. As of March 16, 1998, the closing price of the Common Stock as reported on NASDAQ was $2.50 per share.

The present policy of the Board of Directors is to retain earnings to provide operating funds for the Company. As a result, the Company has not paid dividends and does not intend to do so in the foreseeable future. The terms of the Company's line of credit also restricts the ability of the Company to pay cash dividends. See Note 6 to the Consolidated Financial Statements.

During the fourth quarter of 1997, the Company made no unregistered sales of securities.

ITEM 6.  SELECTED FINANCIAL DATA
(in thousands, except per share data)


                                                                   Years Ended                    Eleven Months
                                                                   December 31,                       Ended
                                               ------------------------------------------------    December 31,
                                               1997(2)(3)(4) 1996(2)(3)   1995(2)     1994(2)      1993(2)
                                               ------------  ----------   -------     -------     -------------
Revenues                                          $80,845       $ 50,961    $34,840     $32,926     $23,167
Income (loss) before provision for
  income taxes                                    $ 2,618       $  1,588    $(1,048)    $   628     $ 1,157
Provision (benefit) for income taxes (1)          $ 1,394       $    573    $  (273)    $   264     $   421
Net income (loss)                                 $ 1,224       $  1,015    $  (775)    $   364     $   736
Basic net income (loss) per common share             $.05           $.06     $(.06 )       $.03        $.05

Total assets                                      $60,383       $ 35,309    $20,879     $19,119     $17,375
Total long-term debt including current portion    $12,133       $  5,121    $ 4,602     $ 3,325     $ 2,852

Working capital                                   $22,015       $ 12,099    $ 6,650     $ 7,937     $ 7,641
Shareholders' equity (1)                          $31,902       $ 17,621    $ 9,913     $10,683     $10,192

Capital expenditures                              $ 2,514       $    644    $   442     $ 1,024     $   768

Cash dividends per share                             none           none       none        none        none

(1) The Company's net operating loss carryforwards substantially reduce the federal income taxes paid by the Company. The Company reports these reductions of income taxes paid as an increase to additional paid-in capital conforming to the accounting rules for quasi-reorganized companies.

(2)  Includes effects of the Barton acquisition completed on November 16, 1993.

(3) Includes effects of Seaboard Lloyd Limited acquisition completed on September 27, 1996.

(4)  Includes effects of Church acquisition completed on July 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated increased 21.1% to an average of 943 in 1997, as compared to 779 in
1996 and 723 in 1995.   The active domestic rig count as of March 13, 1998 was
942. The average active rig count is a clear indicator of the likely demand in the market in which the Company operates, based on prior years' experience.


RESULTS OF OPERATIONS - 1997 AS COMPARED TO 1996 AND 1996 AS COMPARED TO 1995

The Company's revenues increased by 58.6% to $80.8 million in 1997 compared with $51 million in 1996. 1996's revenues increased 46.3% to $51 million compared with $34.8 million for 1995.

1997 revenues increased by $29.9 million over 1996 due to an increase in customer activity, market share gains, increased WGPCL sales and sales generated by the acquisition of Church Oil Tools. This acquisition added approximately $4.3 million to 1997 revenues. 1996 revenues increased over 1995 by $16.1 million due to market share gains, increased sales activity, and sales generated at WGPCL.

In connection with revenues over the three year period, cost of goods sold were $61.8 million in 1997, $38.8 million in 1996, and $27.4 million in 1995. The gross profit percentage was 23.6% in 1997, compared with 23.9% in 1996 and 21.4% in 1995. The decrease in 1997 gross profit percentage as compared to 1996 is due to changes in product mix. The increase in 1996 gross profit as compared with 1995 was due to process improvements at the manufacturing facility which created cost reductions, as well as fewer repairs and maintenance expenses at the facility.

Selling, General and Administrative expenses ("SG&A") increased by $5.3 million to $15.5 million in 1997 as compared with $10.2 million in 1996. This increase is due to costs incurred to open additional domestic sales offices, increases in international and domestic sales personnel, and the addition of Church in 1997. SG&A, as a percentage of revenues, was 19.1% in 1997 and 19.9% in 1996. This decrease was due to sales growth in excess of growth in fixed SG&A costs.

SG&A increased to $10.2 million in 1996 compared with $8.1 million in 1995. The increase was caused by the addition of international sales personnel and the related expenses to advance new business and support continuing business. As a percentage of revenues, SG&A decreased to 19.9% in 1996 from 23.3% in 1995.

In 1997, interest expense increased $667,000 over 1996 caused by an increase in outstanding debt.

In 1996, interest expense decreased by $117,000 from 1995, as a result of reduced average debt during the year. This reduction resulted from the use of proceeds of the sale of stock to the Wood Group to reduce debt outstanding.

Income before provision for income tax was $2.6 million in 1997, compared to $1.6 million in 1996. The increase in 1997 is primarily due to increased sales partially offset by higher interest expense and increased SG&A costs.

Income before provision for income taxes was $1.6 million in 1996 compared to a loss of $1 million in 1995. The increase in 1996 was primarily due to increased sales at higher gross margins and decreased interest expense partially offset by increased SG&A costs.

Net income for 1997, 1996 and 1995 includes provision/(benefit) for income taxes of $1.4 million, $573,000 and ($273,000), respectively. Of these amounts, $3.2 million, $796,000 and $5,000, in 1997, 1996 and 1995, respectively, represent non-cash charges which reflect the income tax benefit of the utilization of the Company's NOL Carryforwards arising prior to a quasi-reorganization; such amounts are included in the respective balance sheets as increases in additional paid-in capital.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $22 million at December 31, 1997 compared with $12.1 million at December 31, 1996. This improvement is primarily the result of increases in accounts receivable and inventory resulting from higher sales activity, that were only partially offset by increases in debt and accounts payable.

The Company amended its domestic line of credit in June 1997, effectively increasing its line of credit to $10 million. The loan facility now provides for maximum borrowings of the lesser of $10 million or eligible trade accounts receivable and inventory (as defined in the line of credit). Interest on outstanding balances are payable monthly at the bank's prime rate minus three quarters of one percent. At December 31, 1997, the bank's prime rate was 8.5%. The loan facility requires the Company to maintain a ratio of total indebtedness to tangible net worth of no greater than 2.0 to 1.0. Additionally, the terms of the agreement restrict the Company from paying cash dividends. The facility is collateralized by trade accounts receivable and inventory. At December 31, 1997, loan amounts outstanding under the agreement were $5.2 million. In addition, the Company had outstanding, against the revolving line of credit, irrevocable letters of credit amounting to $55,000. At December 31, 1997, the Company's maximum amount available for additional borrowings was $4.8 million.

The Company also has a line of credit overdraft facility in Scotland, which expires in September 1998 and provides a line of credit of three million pounds (approximately $4.9 million at December 31, 1997). The line of credit is used for the purpose of general working capital requirements and provides overdraft, acceptance credit, loan and documentary credit facilities. Interest payable on the overdraft facility is equal to the Bank's Base rate plus 1 percent per annum. At December 31, 1997, the bank's base rate was 7.25%. This credit agreement is collateralized by substantially all of the assets of Wood Group Pressure Control Limited and is guaranteed by ERC Industries, Inc. At December 31, 1997, amounts outstanding under the various facilities were: overdraft, $1.6 million; guarantees and letters of credit, $424,000. At December 31, 1997, the Company's maximum amount available for additional borrowings was $2.9 million.

Pursuant to the Company's long-term debt agreements, $8.2 million in principal payments are due over the next twelve months. The Company believes its line of credit facilities, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of $4.1 million principally for machinery and equipment, plant improvements and vehicle purchases, through the fiscal year ending December 31, 1998. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.

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


PENDING ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Assuming the Company adopted SFAS No. 130 in 1995, comprehensive income would have been approximately $1.2 million and $1.1 million and comprehensive loss would have been $775,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not recognized for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14 for Index to Consolidated Financial Statements and
Schedules.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


The information required by Part III of this Form 10-K is to be provided by incorporating portions of the Company's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders (The Proxy Statement), which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


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

                                    PART IV



ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


                                                                                 Page No.
Report of Independent Accountants................................................  F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet as of December 31, 1997 and 1996..................  F-2
    Consolidated Statement of Operations for the years ended December 31, 1997,
      1996 and 1995..............................................................   F-3
    Consolidated Statement of  Shareholders' Equity for the years ended
      December 31, 1997, 1996 and 1995...........................................   F-4
    Consolidated Statement of Cash Flows for the years ended December 31, 1997,
      1996 and 1995..............................................................   F-5
    Notes to Consolidated Financial Statements...................................   F-6

Consolidated Financial Statement Schedules:

   All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule, or (b) because the information required is included in the financial statements or notes thereto.

 3. Exhibits:

    2. ( A ) Agreement dated July 20, 1993 by and among ERC Industries, Inc., Barton Industries, Inc., American Bank & Trust Company, American National Bank and Trust Company, and Oklahoma Industrial Finance Authority, filed as Exhibit
 (c)(1) to the Company's Current Report on Form 8-K dated November 16, 1993 and incorporated herein by reference.

       ( B ) First Modification Agreement between ERC Industries, Inc. and American Bank & Trust Company, filed as Exhibit (c)(2) to the Company's Current Report on Form 8-K dated November 16, 1993 and incorporated herein by reference.

       ( C ) Real Property Lease Agreement dated November 15, 1993 between American National Bank and Trust Company and ERC Industries, Inc. and Second Modification Agreement dated November 2, 1993, filed as Exhibit (c)(3) to the Company's Current Report on Form 8-K dated November 16, 1993 and incorporated herein by reference.

       ( D ) Equipment Lease Agreement dated November 15, 1993 between Oklahoma Industrial Finance Authority and ERC Industries, Inc. and Third Modification Agreement, filed as Exhibit (c)(4) to the Company's Current Report on Form 8-K dated November 16, 1993 and incorporated herein by reference.

    3.  ( A )  Certificate of Incorporation of ERC Industries, Inc./(1)/

        ( B ) Certificate of Ownership and Merger, dated April 16, 1993, merging ERC Industries, Inc. into ERC Subsidiary, Inc./(1)/

        ( C )  Bylaws of ERC Industries, Inc./(1)/

    4.  ( A )  Specimen of Common Stock Certificate of ERC Industries, Inc./(1)/

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

  10.4 Agreement dated December 4, 1992 by and among ERC Industries, Inc., John Wood Group PLC, Steven J. Gilbert, Gary S. Gladstein, Warren H. Haber, Gerard E. Manolovici and Richard H. Rau, filed as Exhibit 2.5 to the Company's Current Report on Form 8-K dated December 4, 1992 and incorporated herein by reference.

  10.5    Credit Agreement, as amended, with Texas Commerce Bank, N.A., filed as
          Exhibit 10.7 to the Company's Registration Statement on Form S-4 (Registration No. 33-57504) as filed with the Securities and Exchange Commission, and incorporated herein by reference.

  10.6 Fifth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 28, 1994/(1)/.

  10.7 Sixth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 27, 1995/(2)/.

  10.8 Seventh Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of July 3, 1995/(3)/.

  10.9 Eighth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of December 7, 1995/(3)/.

  10.10 Ninth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 26, 1996/(3)/.

  10.11 Tenth Amendment to the Credit Agreement with Texas Commerce Bank, N.A. extending expiration date to June 30, 1996, dated April 1, 1996 /(4)/.

  10.12 Letter Agreement with Texas Commerce Bank National Association dated June 30, 1996.

  10.13 Investment Agreement, dated as of June 6, 1996, by and between the Company and Wood Group, filed as Exhibit 10.1 to the Current Report of the Company on Form 8-K dated June 6, 1996 and incorporated herein by reference.

  10.14 Registration Rights Agreement, dated as of June 6, 1996, by and between the Company and Wood Group, filed as Exhibit 10.2 to the Current Report of the Company on Form 8-K, dated June 6, 1996 and incorporated herein by reference.

  10.15 Purchase Agreement dated September 27, 1996, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 27, 1996 and incorporated herein by reference.

  10.16 Investment Agreement, dated September 8, 1997, by and between the Company and Wood Group, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 8, 1997 and incorporated herein by reference.

  10.17 Registration Rights Agreement, dated September 8, 1997 by and between the Company and Wood Group filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 8, 1997 and incorporated herein by reference.

  10.18 Letter Agreement with Texas Commerce Bank, N.A. dated as of June 4, 1997/(5)/.

  10.19 Stock Purchase Agreement by and among the Company, Inversiones Western, C.A. and Jimmy J. Marzoula dated January 30, 1997, filed as
          Exhibit 10.1 to the Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference.

  27      Financial Data Schedule/(5)/.
__________________
/(1)/ Filed as Exhibits 3(a), (b) and (c), 4(a), and 10.6, respectively, of the
      Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, and incorporated by reference herein.
/(2)/ Filed as Exhibit 10.7 of the Company's Annual Report on Form 10-K for its
      fiscal year ended December 31, 1994 and incorporated herein by reference. /(3)/ Filed as Exhibits to the Company's Annual Report on Form 10-K for its
      fiscal year ended December 31, 1995 and incorporated herein by reference. /(4)/ Filed as exhibits to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.
/(5)/ Filed herewith.

(B)  REPORTS ON FORM 8-K :

No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ERC INDUSTRIES, INC.
                               --------------------



Dated: March 30, 1998          /s/ J. Derek P. Jones
                               ---------------------
                               J. Derek P. Jones
                               Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


Dated: March 30, 1998          /s/ J. Derek P. Jones
                               ----------------------
                               J. Derek P. Jones
                               Chairman and Director


Dated: March 30, 1998          /s/ Wendell R. Brooks
                               ---------------------
                               Wendell R. Brooks
                               President and Director
                               (Principal Executive Officer)


Dated: March 30, 1998          /s/ James E. Klima
                               --------------------
                               James E. Klima
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

Dated: March 30, 1998          /s/ Allister G. Langlands
                               -------------------------
                               Allister G. Langlands
                               Director


Dated: March 30, 1998          /s/ Anthony Howells
                               -------------------
                               Anthony Howells
                               Director


Dated: March 30, 1998          /s/ Jorge Estrada
                               -----------------
                               Jorge Estrada
                               Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
Board of Directors of
ERC Industries, Inc.

We have audited the accompanying consolidated balance sheet of ERC Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERC Industries, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                              COOPERS & LYBRAND L.L.P.
Houston, Texas
March 27, 1998

                    ERC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                             DECEMBER 31,  DECEMBER 31,
                                                                 1997          1996
                                                             ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $     -       $     1
   Trade accounts receivable, net of allowance
     for doubtful accounts of $681 and $534, respectively          18,689        11,738
   Inventory                                                       25,081        15,314
   Prepaid expenses and other current assets                          229           257
   Deferred tax asset                                               2,520           651
                                                                  -------       -------
          Total current assets                                     46,519        27,961

Property, plant and equipment, net                                  7,743         4,932
Other assets                                                        1,634           532
Deferred tax asset-non current                                        170           170
Excess cost over net assets acquired, net                           4,317         1,714
                                                                  -------       -------
          Total assets                                            $60,383       $35,309
                                                                  =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Long-term debt and capital leases due within one year          $ 8,156       $ 3,295
   Accounts payable                                                11,587         9,655
   Other accrued liabilities                                        4,761         2,912
                                                                  -------       -------
          Total current liabilities                                24,504        15,862
                                                                  -------       -------
Long-term debt                                                      3,977         1,826

Commitments and contingencies (see Note 9)                              -             -

Shareholders' equity:
   Preferred stock, par value $1; authorized and
          unissued - 10,000,000 shares                                  -             -
   Common stock, par value $0.01; authorized -
          30,000,000 shares;  27,498,272 and 21,248,272
          issued and outstanding as of December 31, 1997
          and 1996, respectively                                      275           212
   Additional paid-in capital                                      24,842        11,792
   Retained earnings from January 10, 1989                          6,776         5,552
   Translation adjustment                                               9            65
                                                                  -------       -------
          Total shareholders' equity                               31,902        17,621
                                                                  -------       -------
                                                                  $60,383       $35,309
                                                                  =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1997     1996      1995
                                                             -------  -------   -------
Revenues                                                     $80,845  $50,961   $34,840
Cost of goods sold                                            61,780   38,787    27,399
                                                             -------  -------   -------
   Gross profit                                               19,065   12,174     7,441
Property impairment                                                -      203         -
Selling, general and administrative expenses                  15,458   10,159     8,116
                                                             -------  -------   -------
Operating income (loss)                                        3,607    1,812      (675)
                                                             -------  -------   -------

Other (income) expense:
   Interest expense                                              989      322       439
   Other, net                                                      -      (98)      (66)
                                                             -------  -------   -------
                                                                 989      224       373
                                                             -------  -------   -------
Income (loss) before provision
 (benefit) for income taxes                                    2,618    1,588    (1,048)

Provision (benefit) for income taxes                           1,394      573      (273)
                                                             -------  -------   -------
Net income (loss)                                            $ 1,224  $ 1,015   $  (775)
                                                             =======  =======   =======
Basic net income (loss) per share                              $0.05    $0.06    $(0.06)
                                                             =======  =======   =======
Weighted average number of shares
   outstanding                                                23,217   18,060    13,864
                                                             =======  =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                    ERC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                    COMMON STOCK         ADDITIONAL
                                                                -------------------        PAID-IN      RETAINED   TRANSLATION
                                                                SHARES       AMOUNT        CAPITAL      EARNINGS    ADJUSTMENT
                                                                ------       ------      -----------    --------   -----------
Balance as of December 31, 1994                                  13,864      $   139       $ 5,232       $5,312         $ -
 Net loss                                                             -            -             -         (775)          -
 Income tax benefit of pre-quasi-reorganization
    net operating loss tax carryforwards                              -            -             5            -           -
                                                                 ------      -------       -------       ------        ----
Balance as of December 31, 1995                                  13,864      $   139       $ 5,237       $4,537         $ -
  Net income                                                          -            -             -        1,015           -
  Sale of common stock                                            7,384           73         5,759            -           -
  Foreign currency translation adjustment                             -            -             -            -          65
  Income tax benefit of pre-quasi-reorganization
    net operating loss tax carryforwards                              -            -           796            -           -
                                                                 ------      -------       -------       ------        ----
Balance as of December 31, 1996                                  21,248      $   212       $11,792       $5,552         $65
 Net income                                                           -            -             -        1,224           -
 Sale of common stock                                             6,250           63         9,844            -           -
 Foreign currency translation adjustment                              -            -             -            -         (56)
 Income tax benefit of pre-quasi-reorganization
   net operation loss tax carryforwards                               -            -         3,206            -           -
                                                                 ------      -------       -------       ------        ----
Balance as of December 31, 1997                                  27,498      $   275       $24,842       $6,776         $ 9
                                                                 ======      =======       =======       ======        ====


The accompanying notes are an integral part of the consolidated financial statements.

                   ERC INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                (IN THOUSANDS)


                                                                                1997         1996          1995
                                                                              --------     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $  1,224      $ 1,015       $  (775)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                              1,873        1,212         1,095
    Provision for losses on trade accounts receivable                            171           51           175
    Provision for inventory obsolescence                                         392          335           221
    Deferred income tax provision (benefit) and non-cash charge
     for income taxes                                                          1,237          523          (238)
    Gain on sale of property, plant and equipment                                (27)         (16)           (5)
    Property impairment                                                            -          203             -

    (Increase) decrease in cash resulting from changes in:
     Trade accounts receivable                                                (6,183)      (4,155)       (1,182)
      Inventories                                                             (9,593)      (5,919)       (1,884)
      Prepaid expenses and other assets                                       (1,195)        (375)          163
      Accounts payable                                                         1,238        5,564          (505)
      Accrued liabilities                                                      1,754         (199)          807
                                                                            --------      -------       -------
        Net cash used in operating activities                                 (9,109)      (1,761)       (2,128)
                                                                            --------      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions (net of cash acquired of $1,152 in 1997)                          152       (1,580)            -
  Purchases of property, plant and equipment                                  (2,514)        (644)         (442)
  Proceeds from sale of property, plant and equipment                             57           30            26
                                                                            --------      -------       -------
        Net cash used in investing activities                                 (2,305)      (2,194)         (416)
                                                                            --------      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from line of credit                                                20,675        2,884         2,425
  Line of credit payments                                                    (16,600)      (3,525)         (750)
  Principal payments on long-term debt and capital leases                     (2,454)        (554)         (523)
  (Decrease) increase in book overdrafts                                        (115)        (660)        1,080
  Net proceeds from issuances of common stock                                  9,907        5,832             -
                                                                            --------      -------       -------
       Net cash provided by financing activities                              11,413        3,977         2,232
                                                                            --------      -------       -------
Effect of exchange rate changes on cash and cash equivalents                       -          (21)            -
                                                                            --------      -------       -------
  Net increase (decrease) in cash and cash equivalents                            (1)           1          (312)

  Cash and cash equivalents, beginning of year                                     1            0           312
                                                                            --------      -------       -------
  Cash and cash equivalents, end of year                                    $      0      $     1       $     0
                                                                            ========      =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                              ERC INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS

   As of December 31, 1997, approximately 88.5% of the outstanding shares of ERC Industries, Inc.'s (the "Company") common stock was owned by John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the laws of the United Kingdom.

   The consolidated financial statements include the accounts of ERC Industries, Inc, its wholly owned subsidiaries Wood Group Pressure Control Limited (previously Seaboard Lloyd Limited), and Church Oil Tools, Inc. ("Church"). The Company engages in the manufacture, remanufacture and servicing of oilfield valves and wellhead equipment. To a lessor extent, the Company also serves the geothermal valve market through its Barton Wood division and serves the drilling products market through Church. The Company primarily sells its products to customers in the oil and gas production industry located in the major oil and gas producing regions of the United States. The Company has expanded sales to international oil and gas producing regions such as Aberdeen, Cumbernauld, London, Abu Dhabi, Jordan, Saudi Arabia, Germany, Australia and Venezuela. All intercompany accounts and transactions are eliminated in consolidation.


   CASH AND CASH EQUIVALENTS

   Cash equivalents include highly liquid investments purchased with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost which approximates market because of their short maturity.


   INVENTORY

   Inventory consists primarily of finished, semi-finished and raw materials which are carried at the lower of cost (specific identification or standard cost which approximates FIFO) or market.

   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets which ranges from 3 years for leased property under capital leases, 5 to 10 years for machinery and equipment and 3 to 31.5 years for buildings, improvements and other. Major renewals and betterments which extend the lives of equipment are capitalized while all other repairs and maintenance are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations.


   EXCESS COST OVER NET ASSETS ACQUIRED

   Excess cost over net assets acquired is carried at cost and is amortized using the straight-line method over the estimated useful life of 10 years. Accumulated amortization, as of December 31, 1997 and 1996, amounted to approximately $1 million and $673,000, respectively. Periodically, the Company's management assesses recorded balances of excess cost over net assets of businesses acquired for impairment in light of historical and projected operating results, trends and profitability, new product development and general economic conditions.


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

   FOREIGN CURRENCY TRANSLATION

   The functional currency of the Company's international operations is the local currency, except for those operations that exist in highly inflationary economies, for which the U.S. dollar is the functional currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Adjustments resulting from translation are included in shareholders' equity.


   EARNINGS PER COMMON SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements of earnings per share and supercedes Accounting Principles Board Opinion No. 15, Earnings Per Share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share, which is based on the weighted average number of common shares outstanding, replaces primary earnings per share. Diluted earnings per share, which is based on the weighted average number of common and dilutive potential common shares outstanding, replaces fully diluted earnings per share. SFAS No. 128 is effective for the Company in 1997 and requires all prior-period earnings per share data conform to its presentation. Adoption of this standard has had no impact on previously reported earnings per share since the Company has no common stock equivalents or dilutive securities.


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


   PENDING ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company for the year ended December 31, 1998. Assuming the Company adopted SFAS No. 130 in 1995, comprehensive income would have been approximately $1.2 million and $1.1 million and comprehensive loss would have been $775,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not recognized for interim periods in the initial year of application. Adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

2. ACQUISITIONS

   On July 1, 1997, the Company acquired 100% of the issued and outstanding capital shares of Church Oil Tools, Inc. ("Church"), a company incorporated in Texas. The business of Church is the manufacture of oilfield equipment. Church operates from a facility located in Houston, Texas.

   The Company paid a purchase price of $5 million. The source of the funds for the purchase was approximately $1 million in cash on hand and $4 million of promissory notes to the Sellers. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated as follows (in thousands):

Cash                                      $1,152
Accounts Receivable                          939
Inventory                                    566
Property, Plant and Equipment                772
Excess Cost Over Net Assets Acquired       3,034
Accounts Payable                            (809)
Accrued Expenses                             (95)
Deferred Tax Liability                      (100)
Long-Term Debt-Current and Non-Current      (459)
                                          ------
                                          $5,000
                                          ======

   On September 27, 1996, the Company acquired 100% of the issued and outstanding capital shares of Seaboard Lloyd Limited ("Seaboard"), a private company incorporated in Scotland under the Companies Acts of the United Kingdom. The business of Seaboard is the manufacture of oilfield equipment. Seaboard now operates as Wood Group Pressure Control Limited ("WGPCL") from a facility located in Cumbernauld, Scotland.

   The Company paid a purchase price of $1,580,000. The source of the funds for the purchase was approximately $1,080,000 in cash on hand and $500,000 borrowed under the Company's existing credit facility. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated as follows (in thousands):

Accounts Receivable                       $  963
Inventory                                  1,131
Property, Plant and Equipment              1,702
Excess Cost Over Net Assets Acquired         232
Accounts Payable                            (569)
Accrued Expenses                            (929)
Long-Term Debt-Current and Non-Current      (950)
                                          ------
                                          $1,580
                                          ======

   The operating results of WGPCL and Church are included in operations from their dates of acquisition. The following represents the pro-forma results of operations as if the acquisitions of WGPCL and Church had occurred on January 1, 1996 (in thousands, except per share data):

                                Year Ended December 31,
                                -----------------------
                                    1997       1996
                                  --------   --------
                                (unaudited) (unaudited)
          Revenues                $85,791     $62,091
          Net income                2,050         969
          Net income per share        .09         .05


3. INVENTORY

   Inventory consisted of the following (in thousands):

                         December 31,
                      ----------------
                        1997     1996
                      -------  -------
  Raw Materials       $ 2,275  $ 1,917
  Work-In-Progress      3,440    1,875
  Finished Goods       23,047   14,856
                      -------  -------
                       28,762   18,648
  Less inventory
   obsolescence
   reserves             3,681    3,334
                      -------  -------
  Total Inventory     $25,081  $15,314
                      =======  =======

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in thousands):

                                                       December 31,
                                                     ----------------
                                                      1997     1996
                                                     -------  -------
   Land............................................  $   597  $   497
   Leased property under capital leases............    1,595    1,719
   Machinery and equipment.........................   12,136    9,520
   Buildings, improvements and other...............    8,060    7,412
                                                     -------  -------
      Total Gross property, plant and equipment....   22,388   19,148
      Less accumulated depreciation and
        amortization...............................   14,645   14,216
                                                     -------  -------
   Net property, plant and equipment...............  $ 7,743  $ 4,932
                                                     =======  =======

     Leased property is primarily composed of automobiles. Accumulated amortization of capital leases amounted to approximately $1.1 million and $1.2 million as of December 31, 1997 and 1996, respectively. Depreciation and amortization expense was approximately $1.3 million, $845,000, and $791,000 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively.

     In March 1996, the Company recognized an impairment loss of approximately $203,000 on certain property owned by the Company. Operations are continuing at the property.

5.   OTHER ACCRUED LIABILITIES

   Other accrued liabilities consisted of the following (in thousands):

                            December 31,
                           --------------
                            1997    1996
                           ------  ------
   Insurance.............  $  632  $  540
   Vacation..............     389     309
   Salaries..............     850     428
   In-transit inventory..   1,080      --
   Warranty..............     331     239
   Other.................   1,479   1,396
                           ------  ------
     Total other accrued
      liabilities........  $4,761  $2,912
                           ======  ======
6. DEBT

   Long-term debt consisted of the following (in thousands) :

                                                                  December 31
                                                                ----------------
                                                                 1997     1996
                                                                -------  -------
   Lines of credit due to banks...............................  $ 6,787   $2,712
   Notes payable related to acquisition of Church,
      bearing interest at 8%, due in annual installments
      of $1 million commencing July 1, 1998...................    4,000        -
   Note payable to a bank due in quarterly installments
      of $62,500 plus interest................................        -    1,748
   Obligations under capital leases and other debt bearing
      interest at various rates, due in various installments..    1,346      661
                                                                -------   ------
   Total debt.................................................   12,133    5,121
   Less current maturities....................................    8,156    3,295
                                                                -------   ------
   Long-term debt.............................................  $ 3,977   $1,826
                                                                =======   ======

   The aggregate maturities of long-term debt, including obligations under capital leases during the five years subsequent to December 31, 1997 are (in thousands):

   December 31
   -----------
   1998                  $ 8,156
   1999                    1,193
   2000                    1,147
   2001                    1,157
   2002 and thereafter       480
                         -------
     Total               $12,133
                         =======

   Management believes that the carrying value of debt approximates its fair value at December 31, 1997 and 1996 since the lines of credit bear interest at variable rates and the various fixed rates on notes payable and capital leases are not materially different from current market rates.

   The Company amended its domestic line of credit in June 1997, effectively increasing its line of credit to $10 million. The loan facility now provides for maximum borrowings of the lesser of $10 million or eligible trade accounts receivable and inventory (as defined in the line of credit). Interest on outstanding balances are payable monthly at the bank's prime rate minus three quarters of one percent. At December 31, 1997 and 1996, the bank's prime rate was 8.5% and 8.25%, respectively. The loan facility requires the Company to maintain a ratio of total indebtedness to tangible net worth of no greater than 2.0 to 1.0. Additionally, the terms of the agreement restrict the Company from paying cash dividends. The facility is collateralized by trade accounts receivable and inventory and expires in June 1998. At December 31, 1997, loan amounts outstanding under the agreement were $5.2 million. In addition, the Company had outstanding, against the revolving line of credit, irrevocable letters of credit amounting to $55,000. At December 31, 1997, the Company's maximum amount available for additional borrowings was $4.8 million.

   The Company also has a line of credit overdraft facility in Scotland, which expires in September 1998 and provides a line of credit of three million pounds (approximately $4.9 million at December 31, 1997). The line of credit is used for the purpose of general working capital requirements and provides overdraft, acceptance credit, loan and documentary credit facilities. Interest payable on the overdraft facility is equal to the Bank's Base rate plus 1 percent per annum. At December 31, 1997 and 1996, the bank's base rate was 7.25% and 6.00%, respectively. This credit agreement is collateralized by substantially all of the assets of Wood Group Pressure Control Limited and is guaranteed by ERC Industries, Inc. At December 31, 1997, amounts outstanding under the various facilities were: overdraft, $1.6 million; guarantees and letters of credit, $424,000. At December 31, 1997, the Company's maximum amount available for additional borrowings was $2.9 million.

7. INCOME TAXES

   The Company records deferred income tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                             December 31,
                                          -------------------
                                            1997       1996
                                          ---------  --------
     Deferred tax assets:
       Net operating loss...............   $ 7,253   $ 8,184
       Tax over book inventory basis....       668       232
       Allowance for doubtful accounts..       236       182
       Other............................       386       407
       Valuation allowance..............    (5,853)   (8,184)
                                           -------   -------
       Total deferred tax assets........   $ 2,690   $   821
                                           =======   =======

   The valuation allowance was reduced during 1997 by approximately $2.3 million. At December 31, 1997, the Company had federal net operating loss
   (NOL) carryforwards available to offset future taxable income in the approximate amount of $19.6 million. Of these NOL carryforwards, approximately $16.8 million were generated before the Company affected a quasi-reorganization and expire between the years 2001 and 2003. The balance of the NOL carryforwards were generated after the quasi-reorganization and expire in 2009 and 2010. Special limitations exist under the law which may restrict the utilization of the net loss carryforwards, including the alternative minimum tax.

   Realization of deferred tax assets is dependent on generating sufficient taxable income in the future to offset these tax deductions and NOL carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets in excess of the valuation allowance recorded will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Alternatively, if the Company can maintain the current levels of taxable income into the future then the deferred tax asset considered realizable could be increased in the near term.

   The following is a summary of the provision for income taxes (in thousands):

                                                     Year Ended December 31,
                                                     ------------------------
                                                       1997     1996    1995
                                                     --------  ------- ------
   Current - due to alternative minimum tax          $    97   $  50   $ (35)
   Current - foreign provision                            60       -       -
   Non-cash charge in lieu of income taxes             3,206     796       5
   Deferred tax (benefit) charge                      (1,969)   (273)   (243)
                                                     -------   -----   -----
   Provision (benefit) for income taxes              $ 1,394   $ 573   $(273)
                                                     =======   =====   =====

   The non-cash charges in lieu of income taxes represents the amount of income taxes the Company would pay absent the NOL carryforward which was generated before the Company affected a quasi-reorganization. Such charges are offset within shareholders' equity by an increase in additional paid-in capital.

   The reconciliation between the actual (benefit)/provision recorded for income taxes and the (benefit)/provision for income taxes at the United States federal statutory rate for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                      1997     1996      1995
                                     -------  ------    ------
    U.S. federal statutory rate        34.0%   34.0%    (34.0%)
    Current foreign losses with no
     future tax benefits               11.2       -         -
    Non-deductible Expenses             5.1     4.3       4.3
    State Taxes                         3.0       -         -
    Other                                 -    (2.2)      3.6
                                      -----   -----     ------
    Effective Tax Rate                 53.3%   36.1%    (26.1%)
                                      =====   =====     ======

    The Company incurred losses in its Venezuelan operations that management believes will not provide future tax benefits to the Company. The impact of these losses on the provision for income taxes was recorded in the fourth quarter of 1997.

8. RELATED PARTY TRANSACTIONS

   The Company and Wood Group have agreed to an annual provision for administrative and financial services fees in amounts to be determined on an annual basis. The Company paid or accrued approximately $389,000, $188,000 and $173,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   On September 8, 1997, the Company agreed to issue and sell to the Wood Group 6,250,000 shares of the Company's common stock, par value $0.01 per share. The aggregate purchase price for the shares was $10 million, or $1.60 per share.

   On June 6, 1996, the Company agreed to issue and sell to the Wood Group 7,384,616 shares of the Company's common stock, par value $.01 per share. The aggregate purchase price for the shares was $6 million, or $0.8125 per share.

9. COMMITMENTS AND CONTINGENCIES

   The Company leases office space and various equipment under noncancellable operating leases expiring through 2004. The leases provide for minimum monthly payments, plus in certain instances, payment for taxes, insurance and maintenance. Certain leases also contain renewal options. The Company is liable under noncancellable leases for minimum lease commitment amounts during the five years subsequent to December 31, 1997 as follows (in thousands):

December 31
-----------
   1998                            $1,006
   1999                               846
   2000                               814
   2001                               650
   2002 and thereafter                532
                                    -----
      Total                        $3,848
                                   ======

   Rental expenses for the years ended December 31, 1997, 1996 and 1995 were approximately $662,000, $424,000, and $447,000, respectively.

   In connection with the Barton Wood acquisition in late 1993, the Company leased and had an option to purchase, certain real property and equipment from the Barton lenders ("lessors") at any time during the term of the leases, which extended through February, 1998. During 1997 the Company exercised its options and purchased the real property and equipment for $2.4 million.

   Pursuant to the agreement to acquire Church, the Company will pay up to an additional $1 million in the event that Church's average earnings in 1999 and 2000 exceed certain thresholds.

   The Company has authorized a long-term incentive program for its key employees. Incentive payments are based on the improvement in pre-tax earnings per share over a stated amount. No amounts have been earned during 1997, 1996 and 1995.


10.  PROFIT SHARING AND 401(K) PLANS

   The Company has a defined contribution 401(k) profit sharing plan. The plan covers substantially all employees subject to certain length of service requirements. Contributions are made at the discretion of the Board of Directors. The Company paid $27,000 during 1995 for contributions accrued at December 31, 1994. No contributions were paid or accrued for the year ended December 31, 1995. In June 1996, the Company began matching employee's contributions up to 6% of their eligible compensation at a rate of 25% of employee contributions. The Company's matching contributions totaled approximately $130,000 in 1997 and $53,000 in 1996.

11.  SALES TO SIGNIFICANT CUSTOMERS

   In 1997 and 1995, the Company had no customers that comprised 10% or more of its sales. The Company had one customer in 1996 which accounted for approximately 10% of its sales.


12.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                      Year Ended          Year Ended         Year Ended
                   December 31, 1997   December 31, 1996  December 31, 1995
                   ------------------  -----------------  -----------------
                    (in thousands)       (in thousands)     (in thousands)

    Cash paid for:
      Interest           $913                 $324                $418
                         ====                 ====                ====
      Income taxes       $ 52                 $  0                $  9
                         ====                 ====                ====

   The Company entered into capital lease obligations of $160,000, $426,000 and $125,000 during the periods ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, the company purchased $785,000 of property, plant and equipment by issuing a note payable to seller.

   Under the Company's cash management system, checks issued but not presented to bank frequently result in overdraft balances for accounting purposes and are classified as "Accounts Payable" in the balance sheet and as "Increases (Decreases) in Bank Overdrafts" in the statement of cash flows.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 March 31    June 30  Sept. 30  Dec. 31
                                 --------    -------  --------  -------
                                 (In thousands, except per share data)
   1997
   ----
   Net Sales....................  $16,534    $17,521  $22,208  $24,582
   Gross profit.................    3,956      4,017    5,484    5,608
   Net income...................      220        248      621      135
   Net income per share.........  $   .01    $   .01  $   .03  $  none

   1996
   ----
   Net Sales....................  $ 9,828    $11,817  $13,304  $16,012
   Gross profit.................    2,039      2,926    3,060    4,149
   Net income (loss)............      (70)       250      392      443
   Net income (loss) per share..  $  (.01)   $   .02  $   .02  $   .02

13.  DOMESTIC AND FOREIGN OPERATIONS

   The Company primarily conducts its operations in various locations throughout the United States and United Kingdom. During the years ended December 31, 1997 and 1998, approximately $15 million and $2.6 million of operating revenues and approximately $157,000 and $152,000 of operating income was recorded by WGPCL, respectively. No significant operations of the Company existed in the United Kingdom during the year ended December 31, 1995. Identifiable assets in the United Kingdom were approximately $8.2 million and $7 million as of December 31, 1997 and 1996, respectively.

14.  SUBSEQUENT EVENTS

   On February 2, 1998, the Company completed the acquisition of all the issued and outstanding capital stock of Bompet, C.A., a Venezuelan company ("Bompet"). Bompet is a Venezuelan based manufacturer of products used in the drilling and production segment of the Oil and Gas Industry. Bompet sells wellheads and gate valves (and related assemblies) along with specialized services to oil and gas producers throughout Latin America. Bompet has a facility in Cuidad Ojeda on the east side of Lake Maracaibo.

   In connection with the transaction, the Company paid the sole Bompet stockholder, Inversiones Western C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000. The source of the funds for the purchase was cash on hand and bank debt. The Company intends to account for the transaction as a purchase.