Form 10-K405/A
period 1997-12-31
ERC INDUSTRIES INC /DE/
filed 1998-04-30
CIK 775477

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
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                       76-0382879
(State of incorporation)                  (I.R.S. Employer Identification No.)

                1441  Park Ten Boulevard, Houston, Texas 77084
             ----------------------------------------------------
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

     The Board of Directors of the Company presently consists of five directors. These directors are divided into three classes: Class I (two directors), Class II (two directors) and Class III (one director). The term of the Class I directors expires at the Annual Meeting of Stockholders to be held in 2000, the term of the Class II directors expires at the Annual Meeting to be held in 1998, and the term of the Class III directors will expire at the Annual Meeting of Stockholders to be held in 1999.

     The following table sets forth certain information as to the directors and executive officers of the Company:

                                 Positions and Offices    Director
Name and Age                        With the Company       Since
------------                     ----------------------   --------
Jorge E. Estrada M., 50          Director                    1998
  (Class I)
Wendell R. Brooks, 48            President and Director      1995
  (Class I)
John Derek Prichard-Jones, 62    Chairman and Director       1993
  (Class II)
Anthony Howells, 61              Director                    1996
  (Class II)
Allister Langlands, 40           Director                    1993
  (Class III)

     JORGE E. ESTRADA M. joined the Company as a director in March of 1998. Since 1987, Mr. Estrada has been President and Chief Executive Officer of JEMPSA Media & Entertainment, a company which he founded that specializes in the Spanish and Latin American entertainment industry. Since 1993, Mr. Estrada has been a director of Pride International, Inc., a public energy drilling and workover service company based in Houston, Texas. He also serves as a director for Production Operators, Inc., a Delaware corporation, which is engaged in compression and other gas handling services in the oil field services industry. Previously, Mr. Estrada served as President-Worldwide Drilling Division of Geosource, and Vice President of Geosource Exploration Division-Latin America.

     WENDELL R. BROOKS was elected President and Director in August 1995. Mr. Brooks has over 20 years of general management experience in the oil and gas service industry. He has been involved in business development activities, including acquisitions and mergers for the Drilling and Production Services Division of John Wood Group USA, Inc. Prior to joining John Wood Group USA, Inc., Mr. Brooks served for nine years as President and C.E.O. of Del Norte Technology, Inc., an international supplier of equipment and services to the offshore oil and gas industry.

     JOHN DEREK PRICHARD-JONES was elected Chairman of the Company in February 1993. Since 1991, Mr. Jones has served as President of Wood Group USA Inc., a Houston-based, indirect wholly-owned subsidiary of Wood Group performing administrative services for Wood Group's U.S. operations, and serves in various other capacities for other subsidiaries and affiliates of Wood Group. From 1990 to 1991, Mr. Jones served as Vice President -Manufacturing of Western Atlas Inc., a well logging and seismic company headquartered in Houston, Texas. Mr. Jones served as President of Computalog USA Inc., an oilfield services company having its principal executive offices located in Houston, Texas, from 1989 to 1990. He has been a Director of Wood Group since 1986.

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

EXECUTIVE OFFICERS

     JAMES E. KLIMA joined the Company in October 1995 as Vice President and Chief Financial Officer. Mr. Klima has over 20 years of financial management experience and international expertise in the oil and gas industry with such companies as Combustion Engineering, Gray Tool, Vetco Gray and CTC International.

     D. PATRICK GEIGER joined the Company in January 1995 as Vice President, General Manager. Mr. Geiger has been in the wellhead and valve business for over 15 years with such companies as Cameron, Gray Tool, Vetco Gray and CTC International. In January 1998, Mr. Geiger was promoted to Executive Vice President, International and Drilling Products.

     HEINRICH LANG joined the Company in July 1996 in the position of Vice President, Engineering and Business Development. Mr. Lang has over 25 years of experience in the wellhead and valve industry with such companies as Gray Tool, Vetco Gray and Ingram-Cactus.

     ALAN SENN joined the Company in 1978. He has served in all levels of operations including management positions within the Company's U.S. Operations. In January 1998, Mr. Senn was promoted to Sr. Vice President, U.S. Operations with areas of responsibility including North American operations and manufacturing.

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

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), the Company believes that all reports required by Section 16(a) of the 1934 Act were filed on a timely basis by the required persons during the fiscal year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 1997, December 31, 1996 and December 31, 1995 to the Company's Chief Executive Officer and the other executive officers of the Company who received total annual salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1997, December 31, 1996, and December 31, 1995 (the "Named Executive Officers").

                                               ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                      -------------------------------------   --------------------------------
                                                                                      AWARDS           PAYOUTS
                                                                              ----------------------   -------
                                                                                          SECURITIES
                                                                              RESTRICTED  UNDERLYING
NAME &                                                        OTHER ANNUAL      STOCK     OPTIONS/      LTIP      ALL OTHER
PRINCIPAL POSITION           YEAR     SALARY         BONUS    COMPENSATION      AWARDS       SARS      PAYOUTS   COMPENSATION
---------------------------  ----  ------------     -------   ------------    ----------  ----------   -------   ------------
                                       ($)            ($)          ($)          ($)/(3)/     (#)         ($)         ($)
Wendell R. Brooks(1)         1997  $    156,058     $36,305         --            --          --         --             --
    President                1996       138,966      28,592         --            --          --         --             --
                             1995        75,000(2)       --         --            --          --         --             --
Patrick Geiger(5)            1997  $    103,269     $19,102         --            --          --         --             --
   Executive Vice            1996       103,210       9,000         --            --          --         --        $23,684(4)
   President-International   1995        88,365          --         --            --          --         --          5,853
    Operations
James E. Klima(6)            1997  $     96,950     $22,530         --            --          --         --             --
   Vice President &          1996        88,925          --         --            --          --         --             --
   Chief Financial Officer   1995        20,671          --         --            --          --         --             --
Heinrich Lang(7)             1997  $     95,885     $ 9,577         --            --          --         --             --
   Vice President-           1996        45,000          --         --            --          --         --             --
   Engineering &             1995            --          --         --            --          --         --             --
    Business Development
Alan D. Senn                 1997  $     96,625     $19,667         --            --          --         --             --
   Vice President-           1996        78,647       8,000         --            --          --         --             --
   U.S. Operations           1995        72,827          --         --            --          --         --             --

_______________________
(1) Mr. Brooks joined the Company in August 1995.
(2) Mr. Brooks served as the Company's President from August 1995 to the present. During 1995, Mr. Brooks served the Company as a consultant pursuant to which he was paid $75,000 for his services. Effective January 1, 1996, Mr. Brooks became a salaried employee of the Company.
(3) The Company had no stock option, restricted stock, stock bonus or other equity compensation plans in effect during the fiscal years covered by this table.
(4) Amount paid for expenses relating to moving from Shawnee, Oklahoma to Houston, Texas.
(5) Mr. Geiger joined the Company in January 1995.
(6) Mr. Klima joined the Company in October 1995.
(7) Mr. Lang joined the Company in July 1996.


     The Company has a defined contribution 401(k) profit sharing plan. The plan covers substantially all employees subject to certain length of service requirements. Contributions are made at the discretion of the Board of Directors. The Company paid $27,000 during 1995 for contributions accrued at December 31, 1994. No contributions were paid or accrued for the year ended December 31, 1995. In June 1996, the Company began matching employee's contributions up to 6% of their eligible compensation at a rate of 25% of employee contributions. The Company's matching contributions totaled approximately $53,000 in 1996 and $130,000 in 1997.

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

     Units granted under the Plan may be exercised and converted into cash at such times and in such amounts as set forth in the applicable agreement entered into in connection with the grant (but in no event earlier than three years after the grant of the Units or later than seven years after the grant). In general, Plan participants can exercise up to 20% of the Units in any grant in each of years three through seven after the date of grant. Holders of Units electing to exercise must irrevocably elect in writing to exercise the Units within 30 days after the employee receives the annual statement of Current Value of the Units (the "Window Period"). Such irrevocable election must be delivered to and received by the Board of Directors during such Window Period.

     Upon exercise, holders shall be entitled to receive an amount of cash, within 30 days of notice of exercise, equal to the excess of (A) the aggregate Current Value (hereinafter defined) of the Units so exercised over (B) the aggregate price for the Units (as set forth in the individual agreement with holders) so exercised. The Company shall pay to the holder, within 30 days after the exercise date, the cash amount payable to such holder. The Current Value of a Unit shall be determined as of the end of the Company's fiscal year preceding the exercise date (the "Valuation Date"). "Current Value" of a Unit shall mean the average net consolidated pre-tax earnings of the Company and its subsidiaries and affiliated entities for the two (2) years ending prior to the Window Period in which the holder gives notice of his or her election to exercise Units pursuant to the 1994 Plan and the applicable agreement, multiplied by a factor of five (5) and this result shall be the Current Value of the entire Company as of the Valuation Date, and such Current Value shall be divided by the sum of (x) the number of issued and outstanding shares of the Common Stock on the Valuation Date, plus (y) the number of Units which are issued and outstanding on the Valuation Date. For purposes of determining the Company's net consolidated pre-tax earnings, the earnings will be determined after (1) subtracting all exceptional income and costs and (2) adjusting for the pre-tax impact of minority equity interests.

     The Company's Board of Directors shall administer the 1994 Plan and may, from time to time, amend, suspend or discontinue the 1994 Plan, or amend any Units granted hereunder; provided, that without the written consent of a holder, no amendment or suspension of the 1994 Plan shall substantially impair any Units.

     During the year ended December 31, 1997, the Board granted 491,000 Units to employees of the Company under the 1994 Plan, 140,000 of which were granted to the Named Executive Officers as follows:

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                                  ESTIMATED FUTURE PAYOUTS
                                                                                           UNDER
                                         NUMBER OF         PERFORMANCE OR       NON-STOCK PRICE-BASED PLANS
                                     SHARES, UNITS OR    OTHER PERIOD UNTIL    -----------------------------
     NAME &                            OTHER RIGHTS        MATURATION OR       THRESHOLD    TARGET    MAXIMUM
PRINCIPAL POSITION                          (#)                PAYOUT           ($)/(1)/   ($)/(2)/  ($)/(3)/
------------------                   -----------------   ------------------    ---------   --------  --------
Wendell R. Brooks                                   --                    --         --         --        --
   President
Patrick Geiger                                  35,000       7-1-1997 to            .40        .38        --
   Executive Vice President-                                   7-1-2004
   International Operations
James E. Klima                                  35,000       7-1-1997 to            .40        .38        --
   Vice President & Chief                                      7-1-2004
   Financial Officer
Heinrich Lang                                   35,000       7-1-1997 to            .40        .38        --
   Vice President-Engineering &                                7-1-2004
    Business Development
Alan D. Senn                                    35,000       7-1-1997 to            .40        .38        --
   Vice President-U.S. Operations                              7-1-2004

-------------------
(1)  Represents the price per Unit (described above).
(2)  Represents the Current Value per Unit (described above).

(3) Currently, none of the awards have a Current Value in excess of the price per Unit. However, the 1994 Plan has no maximum amount that can be realized upon an award.

DIRECTOR COMPENSATION

The only directors who receive fees for their services as directors are Messrs. Estrada and Howells, who are not employed by either the Company or Wood Group. Messrs. Howells and Estrada receive $2,500 for each meeting of the Board of Directors that they attend.

  Mr. George W. Tilley resigned from the Board of Directors as of November 1, 1997. As a non-employee director, he received $10,000 for his service on the Board of Directors for 1997 ($2,500 per meeting attended).

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

  Compensation decisions with respect to the executive officers of the Company are made by the Board of Directors, which includes John Derek Prichard-Jones, Chairman of the Board, and Wendell R. Brooks, President. Mr. Jones does not receive compensation from the Company for his service as Chairman. Mr. Brooks did not participate in any deliberations or votes with respect to his compensation during fiscal 1997.

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


 NAME AND ADDRESS OF BENEFICIAL OWNER   SHARES OWNED /(1)/  PERCENT OF CLASS
--------------------------------------  ------------------  -----------------
John Wood Group PLC/(1)/                   24,337,702/(1)/         88.5%/(1)/
Allister G. Langlands/(2)/                          0                 0%
Jorge E. Estrada M.                                 0                 0%
Wendell R. Brooks                                   0                 0%
John Derek Prichard-Jones/(2)/                      0                 0%
Anthony Howells                                     0                 0%
George W. Tilley                                    0                 0%
Directors and Executive Officers
  as a group (5 persons)                            0                 *

________________________________
*Less than 1%

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On September 8, 1997, the Company and Wood Group entered into an Investment Agreement (the "Investment Agreement") pursuant to which the Company agreed to issue and sell, and Wood Group agreed to purchase, 6,250,000 shares (the "Shares") of Common Stock. The aggregate purchase price for the Shares was $10,000,000, or $1.60 per Share. Such transaction (the "Transaction") was consummated on September 8, 1997.

  Prior to the consummation of the Transaction, Wood Group owned approximately 85% of the outstanding shares of the Company's Common Stock. Prior to the negotiation and consummation of the transaction, the Company's Board of Directors formed a special committee of its outside independent directors (the "Special Committee") to evaluate and negotiate the Transaction. The Special Committee engaged an investment banking firm, as its financial advisor to assist it in evaluating and determining the fairness of the Transaction to the Company's stockholders. On September 5, 1997, the investment banking firm delivered an opinion stating that the terms of the consideration to be received by the Company in the Transaction were fair to the Company's stockholders from a financial point of view.

  In connection with the Investment Agreement, as part of the consideration for the purchase of the Shares, the Company granted certain registration rights to Wood Group pursuant to a Registration Rights Agreement, dated as of September 8, 1997 (the "Registration Rights Agreement"). Under the terms of the Registration Rights Agreement, the Company granted to Wood Group and its assignees the right to require the Company to register the offer and sale of the Shares up to two times, subject to certain deferral and cutback provisions. In addition, the Company also granted to Wood Group and its assignees, certain incidental or "piggyback" registration rights, which allow Wood Group to participate in certain underwritten public offerings initiated by the Company, subject to certain limitations and conditions set forth therein. Under the terms of the Registration Rights Agreement, the ability of Wood Group to exercise the rights granted thereunder may not be subordinated or subject to registration rights of any other person or entity. The rights granted under the Registration Rights Agreement terminate on the earlier of (i) the fifth anniversary of the Registration Rights Agreement, or (ii) such time as the Shares may be immediately sold under Rule 144 under the Securities Act of 1933, as amended, during any 90-day period.

  As a result of the consummation of the Transaction, as of September 8, 1997, Wood Group owned an aggregate of 24,337,702 shares of Common Stock, representing approximately 88.5% of the outstanding shares of Common Stock.

  In June 1996, the Company and Wood Group entered into a substantially similar transaction pursuant to which Wood Group purchased an aggregate of 7,384,616 shares of Common Stock for an aggregate purchase price of $6,000,000.50 ($0.8125 per share).

     The Company and Wood Group have agreed to an annual provision for administrative and financial services fees in amounts to be determined on an annual basis. The Company paid or accrued $389,000 in such fees for the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ERC INDUSTRIES, INC.




Dated: April 30, 1998          By:/s/ Wendell Brooks
                                  ------------------
                                  Wendell Brooks
                                  President