Form 10-Q
period 1998-03-31
ERC INDUSTRIES INC /DE/
filed 1998-05-15
CIK 775477

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439
                    -------

                             ERC INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      76-0382879
             --------                                      ----------
  (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
   incorporation or organization)

1441 Park Ten Boulevard, Houston, Texas                        77084
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

                              Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at May 13, 1998
-----------------------------                  ---------------------------
Common stock, $0.01 par value                      27,498,272 shares

                             ERC INDUSTRIES, INC.


                                     INDEX


                                                                            PAGE

PART I


FINANCIAL INFORMATION:

  Condensed Consolidated Balance Sheet -
     March 31, 1998 and December 31, 1997.................................     2

  Condensed Consolidated Statement of Operations
     Three Months Ended March 31, 1998 and 1997...........................     3

  Condensed Consolidated Statement of Cash Flows
     Three Months Ended March 31, 1998 and 1997...........................     4

  Notes to Condensed Consolidated Financial Statements....................     5

  Management's Discussion and Analysis....................................     8


PART II

OTHER INFORMATION.........................................................    11

  Signature Page..........................................................    12

                         PART I. FINANCIAL INFORMATION
                            ERC  INDUSTRIES,  INC.
                     CONDENSED CONSOLIDATED BALANCE  SHEET
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     March 31,   December 31,
                                                                       1998          1997
                                                                    ----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $    194      $      -
   Trade accounts receivable, net of allowance for
     doubtful accounts of $712 and $681, respectively                 22,384        18,689
   Inventory                                                          31,057        25,081
   Prepaid expenses and other current assets                             299           229
   Deferred tax asset                                                  2,520         2,520
                                                                    --------      --------
          Total current assets                                        56,454        46,519

Property, plant and equipment, net                                     8,509         7,743
Other assets                                                           1,720         1,634
Deferred tax asset-noncurrent                                            170           170
Excess cost over net assets acquired, net                              5,528         4,317
                                                                    --------      --------
          Total assets                                              $ 72,381      $ 60,383
                                                                    ========      ========
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
   Long-term debt and capital leases due within one year            $ 17,753      $  8,156
   Accounts payable                                                   13,562        13,465
   Other accrued liabilities                                           4,030         2,883
                                                                    --------      --------
          Total current liabilities                                   35,345        24,504
                                                                    --------      --------
Long-term debt                                                         3,905         3,977

Commitments and contingencies                                              -             -

Shareholders' equity:
   Preferred stock, par value $1; authorized and
     unissued - 10,000,000 shares                                          -             -
   Common stock, par value $0.01; authorized - 30,000,000 shares;
     27,498,272 issued and outstanding                                   275           275
   Additional paid-in capital                                         24,842        24,842
   Retained earnings from January 10, 1989                             7,976         6,776
   Accumulated other comprehensive income                                 38             9
                                                                    --------      --------
          Total shareholders' equity                                  33,131        31,902
                                                                    --------      --------
          Total liabilities and stockholders' equity                $ 72,381      $ 60,383
                                                                    ========      ========

The accompanying  notes are an integral part of the condensed  consolidated financial statements.

                             ERC  INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    1998        1997
                                                  --------    --------
Revenues                                          $ 27,626    $ 16,534
Cost of goods sold                                  20,306      12,578
                                                  --------    --------
   Gross profit                                      7,320       3,956

Selling, general and administrative expenses         5,086       3,436
                                                  --------    --------
Operating income                                     2,234         520
                                                  --------    --------
Other (income) expense:
   Interest expense                                    341         143
   Other, net                                          (74)         38
                                                  --------    --------
                                                       267         181
                                                  --------    --------

Income  before provision  for income taxes           1,967         339

Provision  for income taxes                            767         119
                                                  --------    --------
Net income                                        $  1,200    $    220
                                                  ========    ========
Basic income per share                            $   0.04    $   0.01
                                                  ========    ========

Weighted average number of shares
   outstanding                                      27,242      21,248
                                                  ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                          1998         1997
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities, net of the
 effect of acquisitions                                 $ (5,301)    $ (3,028)
                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisitions, net of cash acquired of $80               (2,520)           -
  Purchases of property, plant and equipment                (674)        (328)
  Proceeds from sale of property, plant and equipment          -            6
                                                        --------     --------
      Net cash used in investing activities               (3,194)        (322)
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Line of credit borrowings, net                           9,138        3,616
  Principal payments on long-term debt and capital
    lease obligations                                       (481)        (195)
                                                        --------     --------
      Net cash provided by financing activities            8,657        3,421
                                                        --------     --------
Effect of exchange rate changes on cash                       32          (72)
                                                        --------     --------
  Net increase (decrease) in cash and cash equivalents       194           (1)

  Cash and cash equivalents, beginning of period               -            1
                                                        --------     --------
  Cash and cash equivalents, end of period              $    194     $      -
                                                        ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The information contained herein with respect to March 31, 1998 and the three months ended March 31, 1998 and 1997, has not been audited but was prepared in conformity with the accounting principles and policies described in the ERC Industries, Inc. (the "Company") annual report (Form 10-K) for the year ended December 31, 1997. Included are all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial information for the three months ended March 31, 1998 and 1997. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2) Supplemental Cash Flow Information:

    The acquisition of Church Oil Tools, Inc. (see Note 3) was partially financed through $4 million of promissory notes to the sellers.

(3) Acquisitions:

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

    On January 30, 1998, the Company entered into a definitive Purchase Agreement for the acquisition of Bompet, C.A. ("Bompet"), a Venezuelan company. The acquisition was accomplished by the purchase of 100% of the issued and outstanding capital stock of Bompet.

    On January 30, 1998 the only remaining condition to completion of the acquisition of Bompet was the wire transfer of funds from the Company's bank to the seller. This condition was met on February 2, 1998, the subsequent business day.

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

    The acquisition of Bompet was accounted for under the purchase method of accounting and the purchase price was allocated as follows (in thousands):


         Cash                                        $    80
         Accounts Receivable                           2,556
         Inventory                                     2,086
         Property, Plant and Equipment                   556
         Other Assets                                     15
         Excess Cost Over Net Assets Acquired            911
         Accounts Payable                             (1,438)
         Accrued Expenses                             (1,298)
         Long-Term Debt-Current and Non-Current         (868)
                                                     -------
                                                     $ 2,600
                                                     =======

    The operating results of Bompet and Church are included in operations from January 1, 1998 and July 1, 1997, respectively. The following represents the pro-forma results of operations as if the acquisitions of Bompet and Church had occurred on January 1, 1997 (in thousands, except per share data):

                                    Three Months Ended
                                     March  31, 1997
                                    ------------------

          Revenues                       $ 20,700
          Net income                        1,898
          Net income per share                .09

(4) Recent Accounting Pronouncements:

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company in 1998. Comprehensive income was $1.2 million and $148,000 for the quarters ended March 31, 1998 and 1997, respectively. Other comprehensive income consisted of the foreign currency translation adjustment for the quarters ended March 31, 1998 and 1997.

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

(5) Subsequent Event:

    The Company negotiated a new domestic $15.5 million line of credit with its bank in April, 1998. The line has substantially the same terms as the Company's previous line of credit and expires in June, 1998.

                             ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was up 13.5% to 968 for the three months ended March 31, 1998, compared with 853 for the three months ended March 31, 1997. The average actual rig count for the three months ended March 31, 1998 as compared to the three months ended December 31, 1997 declined 2.9% from 997 to 968. The average active rig count is an important indicator of activity levels in the market in which the Company operates.

The Company's revenues increased by $11.1 million to $27.6 million for the three months ended March 31, 1998 from $16.5 million for the three months ended March
31, 1997.   The increase in revenues is principally due to increased activity with existing customers as a result of higher drilling activity, additional sales attributable to the acquisition of Church and Bompet and increased international sales volume.

The gross profit for the three months ended March 31, 1998 increased by $3.3 million to $7.3 million from $4 million for the same period last year. Gross profit as a percentage of sales was 26.5% for the three months ended March 31, 1998 as compared with 23.9% for the three months ended March 31, 1997. The increase was primarily due to outsourcing of manufacturing at lower costs and change in product mix largely arising from the acquisitions of Church and Bompet.

Selling, general and administrative expenses increased by $1.7 million for the three months ended March 31, 1998. The primary reasons for the increase is the addition of Church and Bompet, costs associated with international marketing efforts and additional sales personnel. Selling, general and administrative expenses, as a percentage of sales was 18.4% in the first three months of 1998, compared with 20.8% for the first three months of 1997.

The Company generated operating income of $2.2 million for the three months ended March 31, 1998 compared with operating income of $520,000 for the three months ended March 31, 1997. The increase in operating income was due to increased sales volume and resulting gross profit, which was only partially offset by increases in selling, general and administrative expenses.

Other (income) expense increased by $86,000 for the three months ended March 31, 1998 over the same period in 1997. This was principally due to an increase in interest expense as a result of higher inventory and receivables levels which required an increase in borrowing from the company's line of credit partially offset by favorable currency translation adjustment relating to Bompet.

The provision for income taxes for the three months ended March 31, 1998 and 1997 resulted in an expense of $767,000 and $119,000, respectively. The effective tax rate increased from 35% in 1997 to 39% in 1998 primarily because of non-deductible amortization of goodwill recorded in the Church and Bompet acquisitions.

Liquidity and Capital Resources

Working capital decreased by $906,000 to $21.1 million at March 31, 1998 compared with $22 million at December 31, 1997. The decrease was due primarily to a $9.6 million increase in the Company's credit facilities which were partially offset by increased accounts receivable and inventory resulting from increased sales and sales demand, and the acquisition of Bompet.

Pursuant to the Company's long-term debt agreements, approximately $17.8 million in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of $4 million principally for machinery and equipment, plant improvements and vehicle purchases, through the fiscal year ended December 31, 1998. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.


Recent Accounting Pronouncements

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


Acquisition

On February 2, 1998, the Company completed the acquisition ("Acquisition") of all the issued and outstanding capital stock of Bompet, C.A. ("Bompet"), a Venezuelan Company. In connection with the transaction, the Company paid the sole stockholder of Bompet, Inversiones Western, C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of

$3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD-LOOKING STATEMENTS

Certain information contained in this Item 2 may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provision in that enacted legislation. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to the following: the effects of acquisitions, expectations of operating levels at the Company's facilities, expectations of the future customer and product mix, retention of major customers, competition and the Company's position in the market, discussions about future costs, the overall oil and gas market and timing of capital expenditures.

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

Item 2.   Changes in Securities.

          None.

          During the three months ended March 31, 1998, the Company made no unregistered sales of its equity securities.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits:
              10.1 Letter Agreement with Chase Bank of Texas, N.A. dated as of April 8, 1998/(1)/.

              27.1  Financial Data Schedule/(1)/.

          (b) Reports on Form 8-K:

              During the first quarter of the fiscal year ended December 31, 1998, the Company filed the following Form 8-K:

              On February 17, 1998, the Company filed a Current Report on Form 8-K under Item 2, disclosing the acquisition of Bompet, C.A.

              ---------------
              /(1)/ Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 1998                              ERC INDUSTRIES, INC.
                                                -------------------------------



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