Form 10-Q
period 1998-06-30
ERC INDUSTRIES INC /DE/
filed 1998-08-14
CIK 775477

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439
                    -------


                             ERC INDUSTRIES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Delaware                                             76-0382879
     --------                                             ----------
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

1441 Park Ten Boulevard, Houston, Texas                                 77084
---------------------------------------                                -------
(Address of principal executive offices)                              (Zip Code)



                                (281) 398-8901
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes   x   No
                                     -----    ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at August 12, 1998
            -----                             ------------------------------
 Common stock, $0.01 par value                      27,498,272  shares

                             ERC INDUSTRIES, INC.



                                     INDEX



                                                                     PAGE

PART I


FINANCIAL INFORMATION:


  Condensed Consolidated Balance Sheet -
     June 30, 1998 and December 31, 1997.............................  2

  Condensed Consolidated Statement of Operations
     Three and Six Months Ended June 30, 1998 and 1997...............  3

  Condensed Consolidated Statement of Shareholders' Equity
     Six Months Ended June 30, 1998..................................  4

  Condensed Consolidated Statement of Cash Flows
     Six Months Ended June 30, 1998 and 1997.........................  5

  Notes to Condensed Consolidated Financial Statements...............  6

  Management's Discussion and Analysis...............................  9

  Quantitative and Qualitative Disclosures about Market Risk......... 11


PART II

OTHER INFORMATION.................................................... 12

  Signature Page..................................................... 14

                         Part I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except for share amounts)
                                  (unaudited)

                                                                           June 30,         December 31,
                                                                             1998               1997
                                                                          ---------         ------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $     315          $       -
  Trade accounts receivable, net of allowance for
   doubtful accounts of $672 and $681, respectively                          24,590             18,689
  Inventory                                                                  32,372             25,081
  Prepaid expenses and other current assets                                     285                229
  Deferred tax asset                                                          2,520              2,520
                                                                          ---------          ---------
      Total current assets                                                   60,082             46,519

Property, plant and equipment, net                                            8,788              7,743
Other assets                                                                  1,957              1,634
Deferred tax asset-noncurrent                                                   170                170
Excess cost over net assets acquired, net                                     5,373              4,317
                                                                          ---------          ---------

      Total assets                                                        $  76,370          $  60,383
                                                                          =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt and capital leases due within one year                   $  23,106          $   8,156
  Accounts payable                                                           10,643             11,587
  Other accrued liabilities                                                   3,612              4,761
                                                                          ---------          ---------
      Total current liabilities                                              37,361             24,504
                                                                          ---------          ---------

Long-term debt                                                                3,907              3,977

Commitments and contingencies                                                     -                  -

Shareholders' equity:
  Preferred stock, par value $1; authorized and
   unissued - 10,000,000 shares
  Common stock, par value $0.01; authorized - 30,000,000 shares;
   27,498,272 issued and outstanding                                            275                275
  Additional paid-in capital                                                 26,078             24,842
  Retained earnings from January 10, 1989                                     8,721              6,776
  Accumulated other comprehensive income                                         28                  9
                                                                          ---------          ---------
      Total shareholders' equity                                             35,102             31,902
                                                                          ---------          ---------

      Total liabilities and stockholders' equity                          $  76,370          $  60,383
                                                                          =========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except for per share data)
                                  (unaudited)

                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                      -----------------------       -----------------------
                                                        1998           1997           1998           1997
                                                      --------       --------       --------       --------
Revenues                                              $ 28,355       $ 17,521       $ 55,981       $ 34,055
Cost of goods sold                                      20,412         13,504         40,718         26,082
                                                      --------       --------       --------       --------
  Gross profit                                           7,943          4,017         15,263          7,973

Selling, general and administrative expenses             6,142          3,416         11,228          6,852
                                                      --------       --------       --------       --------
Operating income                                         1,801            601          4,035          1,121
                                                      --------       --------       --------       --------
Other (income) expense:
  Interest expense                                         458            190            799            333
  Other, net                                               (21)           (11)           (95)            27
                                                      --------       --------       --------       --------
                                                           437            179            704            360
                                                      --------       --------       --------       --------

Income before provision for income taxes                 1,364            422          3,331            761

Provision for income taxes                                 619            174          1,386            293
                                                      --------       --------       --------       --------

Net income                                            $    745       $    248       $  1,945       $    468
                                                      ========       ========       ========       ========
Basic income per share                                $   0.03       $   0.01       $   0.07       $   0.02
                                                      ========       ========       ========       ========
Weighted average number of shares
  outstanding                                           27,498         21,498         27,498         21,248
                                                      ========       ========       ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                   COMMON STOCK           ADDITIONAL                   ACCUMULATED
                                              ------------------------     PAID-IN       RETAINED  OTHER COMPREHENSIVE
                                               SHARES        AMOUNT        CAPITAL       EARNINGS         INCOME
                                              ----------  ------------   -----------    ----------     ------------
Balance as of December 31, 1997                 27,498         $275         $24,842        $6,776          $ 9
  Net income                                        --           --              --         1,945           --
  Foreign currency translation adjustment           --           --              --            --           19
  Income tax benefit of pre-quasi-
    reorganization net operations loss
    carryforwards                                   --           --           1,236            --           --
                                                ------         ----         -------        ------          ---
Balance as of June 30, 1998                     27,498          275          26,078         8,721           28
                                                ======         ====         =======        ======          ===




                  The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      -4-

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                     ------------------------------
                                                                        1998                1997
                                                                     ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net cash used in operating activities, net of the effect
   of acquisitions                                                   $  (9,831)          $  (6,164)
                                                                     ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired of $80                             (2,520)                  -
  Purchases of property, plant and equipment                            (1,387)               (578)
  Proceeds from sale of property, plant and equipment                       32                   6
                                                                     ----------          ----------
     Net cash used in investing activities                              (3,875)               (572)
                                                                     ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Line of credit borrowings, net                                        14,558               7,111
  Principal payments on long-term debt and capital
   lease obligations                                                      (546)               (363)
                                                                     ----------          ----------
     Net cash provided by financing activities                          14,012               6,748
                                                                     ----------          ----------
Effect of exchange rate changes on cash                                      9                 (13)
                                                                     ----------          ----------
  Net increase (decrease) in cash and cash equivalents                     315                  (1)

  Cash and cash equivalents, beginning of period                             -                   1
                                                                     ----------          ----------
  Cash and cash equivalents, end of period                           $     315           $       -
                                                                     ==========          ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) The information contained herein with respect to June 30, 1998 and the three and six months ended June 30, 1998 and 1997, has not been audited but was prepared in conformity with the accounting principles and policies described in the ERC Industries, Inc. (the "Company") annual report
     (Form 10-K) for the year ended December 31, 1997. Included are all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six months ended June 30, 1998 and 1997. The results of interim periods are not necessarily indicative of results to be expected for the year.

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

     On January 30, 1998, the only remaining condition to completion of the acquisition of Bompet was the wire transfer of funds from the Company's bank to the seller. This condition was met on February 2, 1998, the subsequent business day.

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
                                                      -------
                                                      $ 2,600
                                                      =======

     The operating results of Bompet and Church are included in operations from January 1, 1998 and July 1, 1997, respectively. The following represents the pro-forma results of operations as if the acquisitions of Bompet and Church had occurred on January 1, 1997 (in thousands, except per share data):

                                    Three Months Ended      Six Months Ended
                                      June  30, 1997          June 30, 1997
                                    -------------------     ----------------
          Revenues                       21,125                  41,825
          Net income                        672                   2,570
          Basic income per share            .03                     .12

(4)  Debt:

     The Company negotiated a new domestic $15.5 million line of credit with its bank in June 1998. The line has substantially the same terms as the Company's previous line of credit and expires on January 4, 1999. On
     June 16, 1998, Wood Group Petroleum Services, Inc., a wholly owned subsidiary of Wood Group PLC, granted to the Company a new $5 million line of credit. The line provides for interest at an annual rate of the LIBOR rate plus 1%, which was 6.7% at June 30, 1998. This line of credit is uncollateralized and is due on demand.

(5)  Recent Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company in 1998. Comprehensive income was $735,000, $2.0 million, $307,000 and $455,000 for the three and six months ended June 30, 1998 and 1997, respectively. Other comprehensive income consisted of the foreign currency translation adjustment for the three and six months ended June 30, 1998 and 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was up 2.5% to 915 for the six months ended June 30, 1998, compared with 893 for the six months ended June 30, 1997. The average actual rig count for the six months ended June 30, 1998, as compared to the six months ended December 31, 1997 declined 7.9% from 994 to 915. The average active rig count is an important indicator of activity levels in the market in which the Company operates.

The Company's revenues increased by $10.9 million to $28.4 million for the three months ended June 30, 1998, from $17.5 million for the three months ended
June 30, 1997.   In addition, the Company's six month revenues increased by
$21.9 million (64.4%) to $56 million for the six months ended June 30, 1998, from $34.1 million for the six months ended June 30, 1997. The increase in revenues is principally due to increased activity with existing customers as a result of higher drilling activity, additional sales attributable to the acquisition of Church and Bompet and increased international sales volume.

The gross profit for the three months ended June 30, 1998 increased by $3.9 million to $7.9 million from $4 million for the same period last year. The gross profit for the six months ended June 30, 1998 increased by $7.3 million to $15.3 million, from $8 million for the same period in 1997. Gross profit as a percentage of sales were 28.0% and 27.3% for the three and six months ended
June 30, 1998 as compared with 22.9% and 23.4% for the three and six months ended June 30, 1997, respectively. These increases were primarily due to outsourcing of manufacturing at lower costs and change in product mix largely arising from the acquisitions of Church and Bompet.

Selling, general and administrative expenses increased by $2.7 million for the three months ended June 30, 1998 as compared with the same three month period for 1997. The same expenses increased by $4.3 million to $11.2 million for the six months ended June 30, 1998 from $6.9 million for the six months ended
June 30, 1997. The primary reasons for the increase are the addition of Church and Bompet and costs associated with international marketing efforts and additional sales personnel. Selling, general and administrative expenses, as a percentage of sales were 20.1% in the first six months of 1998, compared with 20.1% for the first six months of 1997. These expenses increased as a percentage of sales from 19.5% in the three months ended June 30, 1997 to 21.7% for the three months ended June 30, 1998. This increase is primarily due to increased costs to pursue international acquisitions, manage current international operations and upgrade the Company's management information systems.

The Company generated operating income of $1.8 million and $4 million for the three and six months ended June 30, 1998 compared with operating income of $601,000 and $1.1 million for the three and six months ended June 30, 1997. The increase in operating income was due to increased sales volume and resulting gross profit, which was only partially offset by increases in selling, general and administrative expenses.

Other (income) expense increased by $258,000 for the three months ended June 30, 1998 over the same period in 1997. Likewise, there was a $344,000 increase for the six month period. This was principally due to an increase in interest expense as a result of higher borrowings from the Company's line of credit to support higher inventory and receivables levels partially offset by favorable currency translation adjustment relating to Bompet.

The provision for income taxes for the three and six months ended June 30, 1998 and 1997 resulted in an expense of $619,000, $1.4 million, $174,000 and $293,000, respectively. The effective tax rate increased from 38.5% in 1997 to 41.6% in 1998 primarily because of non-deductible goodwill amortization related to the Company's acquisition of Church Oil Tools and Bompet, C.A.


Liquidity and Capital Resources

The Company negotiated a new domestic $15.5 million line of credit with its bank in June 1998. The line has substantially the same terms as the Company's previous line of credit and expires on January 4, 1999. On June 16, 1998, Wood Group Petroleum Services, Inc., a wholly owned subsidiary of Wood Group PLC, granted to the Company a new $5 million line of credit. The line provides for interest at an annual rate of the LIBOR rate plus 1%, which was 6.7% at June 30, 1998. This line of credit is uncollateralized and is due on demand.


Working capital increased by $706,000 to $22.7 million at June 30, 1998 compared with $22 million at December 31, 1997. This improvement is primarily the result of increases in accounts receivable and inventory resulting from higher sales activity and the acquisition of Bompet, that were only partially offset by increases in debt.

Pursuant to the Company's long-term debt agreements, approximately $23.1 million in principal payments are due over the next twelve months. The Company believes its line of credit facility, combined with cash generated from operations, will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring capital expenditures of $3.1 million principally for machinery and equipment, plant improvements and vehicle purchases, through the fiscal year ended December 31, 1998. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.


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

Acquisition

On February 2, 1998, the Company completed the acquisition of all the issued and outstanding capital stock of Bompet, a Venezuelan Company. In connection with the transaction, the Company paid the sole stockholder of Bompet, Inversiones Western, C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000.


Cautionary Statement for Purposes of Forward-Looking Statements

Certain information contained in this Part I may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "Safe Harbor" provision in that enacted legislation. These statements are based on current expectations and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements as a result of various factors including, but not limited to the following: the effects of acquisitions, expectations of operating levels at the Company's facilities, expectations of the future customer and product mix, retention of major customers, competition and the Company's position in the market, discussions about future costs, the overall oil and gas market and timing of capital expenditures.


Year 2000 Compliance

The Company has reviewed its computer systems and hardware to locate potential operational problems associated with the year 2000 issue. The Company believes that all year 2000 problems in its internal information processing computer systems will be resolved and will not cause disruption of its operations, or have a material adverse effect on its financial condition or results of operations. The Company is in the process of contacting and receiving verification of year 2000 issue compliance from its vendors, purchasers, suppliers, customers and its financial service providers. At this time, the Company does not anticipate material disruption in its operations as a result of year 2000 compliance issues, but will continue to monitor the situation with third parties.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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


Item 2.  Changes in Securities.
         ---------------------

      The Company's line of credit with Chase Bank of Texas, N.A. contains covenants that require the Company to maintain certain financial ratios and prohibit the Company from declaring or paying dividends.

      During the six months ended June 30, 1998, the Company made no unregistered sales of its equity securities.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

      At the Company's Annual Meeting of Shareholders held on June 15, 1998, the shareholders of the Company re-elected to the Board of Directors, John Derek Prichard-Jones by a vote of 26,208,846 for and 80,017 withheld, and Anthony Howells by a vote of 26,279,997 shares for and 8,866 withheld. George W. Tilley and Allister G. Langlands continue serving in their capacity as directors. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998 by a vote of 26,137,062 shares in favor, 72,272 against, and 52,385 shares abstaining.


Item 5.  Other Information.
         -----------------

      None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

      (a)  Exhibits:
           10.1   Letter Agreement with Chase Bank of Texas, N.A. dated as of
                  June 30, 1998/1/.
           10.2   Letter Agreement with Wood Group Petroleum Services dated as of June 16,1998/1/.
           27     Financial Data Schedule/1/.

      (b)  Reports on Form 8-K: None


---------------------------------------
           /1/   Filed herewith.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1998                            ERC INDUSTRIES, INC.
                                       -----------------------------------------



                                          /s/ Wendell R. Brooks
                                       -----------------------------------------
                                                 Wendell R. Brooks
                                           President, Secretary & Director



                                          /s/ James E. Klima
                                       -----------------------------------------
                                                 James E. Klima
                                             Chief Financial Officer