Form 10-Q
period 1998-09-30
ERC INDUSTRIES INC /DE/
filed 1998-11-17
CIK 775477

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________


                          COMMISSION FILE NO. 0-14439
                                              -------


                             ERC INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 DELAWARE                                     76-0382879
         ------------------------                             ----------
      (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER I.D. NO.)
       INCORPORATION OR ORGANIZATION)


1441 PARK TEN BOULEVARD, HOUSTON, TEXAS                           77084
---------------------------------------                          -------
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


                                 Yes   x   No
                                     -----    ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at November 13, 1998
            -----                             --------------------------------
Common stock, $0.01 par value                        27,498,272  shares

                              ERC INDUSTRIES, INC.


                                     INDEX



                                                            Page


PART I

FINANCIAL INFORMATION:

  Condensed Consolidated Balance Sheet
     September 30, 1998 and December 31, 1997                   3

  Condensed Consolidated Statement of Operations
     Three and Nine Months Ended September 30, 1998 and 1997    4

  Condensed Consolidated Statement of Shareholders' Equity
     Nine Months Ended September 30, 1998                       5

  Condensed Consolidated Statement of Cash Flows
     Nine Months Ended September 30, 1998 and 1997              6

  Notes to Condensed Consolidated Financial Statements          7

  Management's Discussion and Analysis                          10

  Quantitative and Qualitative Disclosures about Market Risk    14


PART II

OTHER INFORMATION                                               14

  Signature Page                                                16

  Exhibit Index                                                 17

                             ERC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except for share amounts)
                                  (unaudited)

                                                                             September 30,                    December 31,
                                                                                 1998                             1997
                                                                             -------------                    ------------
Assets
Current assets:
   Cash and cash equivalents                                                     $   457                         $     -
   Trade accounts receivable, net of allowance for
     doubtful accounts of $795 and $681, respectively                             22,319                          18,689
   Inventory                                                                      33,246                          25,081
   Prepaid expenses and other current assets                                         718                             229
   Deferred tax asset                                                              2,520                           2,520
                                                                                 -------                         -------
          Total current assets                                                    59,260                          46,519

Property, plant and equipment, net                                                 9,127                           7,743
Other assets                                                                       2,136                           1,634
Deferred tax asset-noncurrent                                                        170                             170
Excess cost over net assets acquired, net                                          5,178                           4,317
                                                                                 -------                         -------

          Total assets                                                           $75,871                         $60,383
                                                                                 =======                         =======
Liabilities  and  Shareholders'  Equity

Current liabilities:
   Current portion of long-term debt                                             $ 5,228                         $ 8,156
   Line of credit from parent                                                     19,000                           -
   Accounts payable                                                                8,422                          11,587
   Other accrued liabilities                                                       4,468                           4,761
                                                                                 -------                         -------
          Total current liabilities                                               37,118                          24,504

Long-term debt                                                                     2,900                           3,977

Commitments and contingencies                                                      -                               -

Shareholders' equity:
   Preferred stock, par value $1; authorized and
     unissued - 10,000,000 shares                                                  -                               -
   Common stock, par value $0.01; authorized - 30,000,000 shares;
     27,498,272 issued and outstanding                                               275                             275
   Additional paid-in capital                                                     26,341                          24,842
   Retained earnings from January 10, 1989                                         9,160                           6,776
   Accumulated other comprehensive income                                             77                               9
                                                                                 -------                         -------
          Total shareholders' equity                                              35,853                          31,902
                                                                                 -------                         -------
          Total liabilities and stockholders' equity                             $75,871                         $60,383
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

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three Months Ended                         Nine Months Ended
                                                             September 30,                             September 30,
                                                        ------------------------                 ------------------------
                                                          1998             1997                    1998            1997
                                                        -------          -------                 -------          -------
Revenues                                                $27,417          $22,208                 $83,398          $56,263
Cost of goods sold                                       19,864           16,724                  60,582           42,806
                                                        -------          -------                 -------          -------
   Gross profit                                           7,553            5,484                  22,816           13,457

Selling, general and administrative expenses              6,165            4,088                  17,393           10,940
                                                        -------          -------                 -------          -------
Operating income                                          1,388            1,396                   5,423            2,517

Other (income) expense:
   Interest expense                                         584              320                   1,383              653
   Other, net                                               (15)              17                    (110)              44
                                                        -------          -------                 -------          -------
                                                            569              337                   1,273              697

Income  before provision  for income taxes                  819            1,059                   4,150            1,820

Provision  for income taxes                                 380              438                   1,766              731
                                                        -------          -------                 -------          -------
Net income                                              $   439          $   621                 $ 2,384          $ 1,089
                                                        =======          =======                 =======          =======
Basic income per share                                  $  0.02          $  0.03                 $  0.09          $  0.05

Weighted average number of shares
   outstanding                                           27,498           22,811                  27,498           21,775
                                                        =======          =======                 =======          =======


              The accompanying  notes are an integral part of the
                 condensed consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)


                                                                                                                ACCUMULATED
                                                                               ADDITIONAL                          OTHER
                                                                                 PAID-IN          RETAINED      COMPREHENSIVE
                                                       COMMON STOCK              CAPITAL          EARNINGS         INCOME
                                                   ----------------------      -----------       ----------     -------------
                                                   SHARES          AMOUNT
                                                   ------          ------
Balance as of December 31, 1997                    27,498           $275         $24,842           $6,776            $ 9
  Net income                                            -              -               -            2,384              -
  Foreign currency translation adjustment               -              -               -                -             68
  Income tax benefit of pre-quasi-reorganization
    net operations loss carryforwards                   -              -           1,499                -              -
                                                   ------           ----         -------           ------            ---
Balance as of September 30, 1998                   27,498            275          26,341            9,160             77
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

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                     -----------------------------------
                                                                         1998                    1997
                                                                     ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net cash used in operating activities, net of the effect
      of acquisitions                                                  $(9,110)                $(9,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired of $80 in 1998 and
      $1,152 in 1997                                                    (2,520)                    152
    Purchases of property, plant and equipment                          (2,072)                   (726)
    Proceeds from sale of property, plant and equipment                     32                       6
                                                                       -------                 -------
         Net cash used in investing activities                          (4,560)                   (568)
                                                                       =======                 =======
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from line of credit and long-term debt                      18,668                   3,239
   Principal payments on long-term debt and capital
      lease obligations                                                 (4,541)                 (1,994)
   Net proceeds from issuance of common stock                               -                    9,926
                                                                       -------                 -------
           Net cash provided by financing activities                    14,127                  11,171
                                                                       =======                 =======
   Net increase  (decrease) in cash and cash equivalents                   457                     911

   Cash and cash equivalents, beginning of period                           -                        1
                                                                       -------                 -------
   Cash and cash equivalents, end of period                            $   457                 $   912
                                                                       =======                 =======



              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                              ERC INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

The unaudited condensed consolidated financial statements included herein have been prepared by ERC Industries, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all material adjustments, consisting of normal recurring adjustments, which the Company considers necessary for the fair presentation of such financial statements for the interim periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the interim information presented not misleading, certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results expected for the full year.


Note 2 - Acquisitions

On July 1, 1997, the Company acquired 100% of the issued and outstanding capital shares of Church Oil Tools, Inc. (Church), a company incorporated in Texas. The business of Church is the manufacture of oilfield equipment. Church operates from a facility located in Houston, Texas.

The Company paid a purchase price of $5 million. The source of the funds for the purchase was approximately $1 million in cash on hand and $4 million of promissory notes to the Sellers.

On January 30, 1998, the Company entered into a definitive purchase agreement for the acquisition of Bompet, C.A. (Bompet), a Venezuelan company. The acquisition was accomplished by the purchase of 100% of the issued and outstanding capital stock of Bompet.

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

In connection with the transaction, the Company paid the sole Bompet stockholder; Inversiones Western C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000. No amount has been accrued for Bompet's 1998 earnings exceeding certain thresholds as of September 30, 1998.

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
                                                           -------
                                                           $ 2,600
                                                           =======

The operating results of Bompet and Church are included in operations from January 1, 1998 and July 1, 1997, respectively. The following represents the pro-forma results of operations as if the acquisitions of Bompet and Church had occurred on January 1, 1997 (in thousands, except per share data):



                              Three Months Ended        Nine Months Ended
                              September 30, 1997        September 30, 1997

     Revenues                       $24,708                   $66,533
     Net income                       1,021                     3,591
     Basic income per share            0.04                      0.16


Note 3 - Debt

On September 2, 1998, the Company obtained a $22 million secured line of credit ("the New Line") with its parent, John Wood Group PLC. The line has substantially the same terms as the Company's previous line of credit. The New Line, payable on demand, expires on September 2, 1999 and bears interest at the LIBOR rate plus 0.85%, which was approximately 5.9% at September 30, 1998.

On September 11, 1998, the Company repaid its outstanding balance on its previous line of credit.

Note 4 - Recent Accounting Pronouncements

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
130). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.


                                             Three Months Ended            Nine Months Ended
                                                September 30,                September 30,
                                             1998          1997           1998           1997
                                          -----------   -----------   ------------   ------------
Comprehensive income:

Net Income                                   $439          $621          $2,384         $1,089
Cumulative translation adjustment              40           (84)             68            (32)
                                             ----          ----          ------         ------
Total comprehensive income                   $479          $537          $2,452         $1,057
                                             ====          ====          ======         ======


In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not required for interim periods in the initial year of application. Management believes that adoption of this statement will not have a material impact on the consolidated financial statements.


Note 5 - Commitments and Contingencies

The Company is involved in various claims and disputes in the normal course of its business. Management of the Company believes the disposition of all such claims, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Note 6 - Reclassifications

Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 1998 classifications. These reclassifications had no impact on net income or shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate", "believe", "expect", "plan", "intend", "project", "forecasts", "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, the markets for the Company's products, future capital expenditures, the Year 2000 compliance issues, and future net cash flows, are forward-looking statements and may contain certain information concerning financial results, economic conditions and trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, and the condition of the capital and equity markets.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Business Environment

ERC Industries, Inc., a Delaware corporation (the "Company" or "ERC") is an oilfield service company engaged in the manufacture, remanufacture and servicing of oilfield wellhead equipment. The equipment and components offered for sale by the Company are comprised of items manufactured by the Company in its own facilities, consisting principally of wellhead equipment and valves, drilling products, and items acquired and reconditioned under the Company's wellhead management program and new products acquired from other manufacturers. The services offered by the Company consist of reconditioning out-of-service equipment for others, and installing and repairing oilfield equipment. The Company also leases certain oilfield equipment to customers.

The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations as to energy prices and the supply and demand for crude oil and natural gas. Petroleum supply and demand, and pricing, in turn, are influenced by numerous factors including, but not limited to, the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, and the condition of the capital and equity markets.

While the Company anticipates continued long-term growth in the worldwide demand for hydrocarbons will result in increased spending by oil and gas companies for the development of the hydrocarbon supply, in recent years, oil and natural gas prices have reacted to actual and perceived changes in the supply of and demand for oil and natural gas, which has resulted in volatile levels of oil and gas exploration and drilling activity. This price volatility has caused some market uncertainties. Historically, crude oil prices, natural gas prices and the number of rotary rigs in operation have been a significant factor in determining the amount of worldwide exploration and production expenditures. Lower oil prices have resulted in a reduction in the rig count and related drilling activity in the United States, and reductions in the exploration and development budgets of producers. As prices for oil have continued to decline and remain depressed, the Company and others in the industry continue to experience a softening in demand for their products and services, in particular products associated with exploration activity. A significant or prolonged decline in future oil and natural gas prices would likely result in reduced exploration and development of oil and gas and a decline in the demand for the Company's products.

Results of Operations

The Company's consolidated revenues increased by $5.2 million to $27.4 million for the three months ended September 30, 1998, from $22.2 million for the three
months ended September 30, 1997.   In addition, the Company's nine month
revenues increased by $27.1 million to $83.4 million for the nine months ended September 30, 1998, from $56.3 million for the nine months ended September 30, 1997. The increase in revenues is principally due to additional sales attributable to the acquisitions of Church and Bompet and increased domestic and international sales volume.

The Company's consolidated gross profit for the three months ended September 30, 1998 increased by $2.1 million to $7.6 million from $5.5 million for the same period in 1997. The gross profit for the nine months ended September 30, 1998 increased by $9.3 million to $22.8 million, from $13.5 million for the same period in 1997. The Company's gross margins were 27.6% and 27.4% for the three and nine months ended September 30, 1998, respectively, as compared with 24.7% and 23.9% for the three and nine months ended September 30, 1997, respectively. The increase was primarily due to outsourcing certain manufacturing processes at lower costs and a change in product mix arising from the acquisitions of Church and Bompet.

Selling, general and administrative expenses increased by $2.1 million, or 51% for the three months ended September 30, 1998 as compared with the same three month period for 1997. The same expenses increased by $6.5 million, or 59% for the nine month period ended September 30, 1998 as compared to the same period in 1997. Selling, general and administrative expenses, as a percentage of sales was 22.5% for the three months ended September 30, 1998 as compared to 18.4% for the same period in 1997. These same expenses as a percentage of sales for the nine months ended September 30, 1998 was 20.9% compared with 19.4% for the first nine months of 1997. The increases are primarily due to increased administrative costs to pursue international acquisitions, additional expenses associated with acquisitions of and management of Church and Bompet, and the upgrade of the Company's management information systems.

The Company generated consolidated operating income of $1.4 million and $5.4 million for the three and nine months ended September 30, 1998, respectively, compared with operating income of $1.4 and $2.5 million for the three and nine months ended September 30, 1997, respectively. The increase in operating income for the nine months ended September 30, 1998 is principally due to additional sales attributable to the acquisitions of Church and Bompet and increased domestic and international sales volume which was only partially offset by increases in selling, general and administrative expenses.

Other (income) expense increased by $232,000 for the three months ended September 30, 1998 as compared to the same period in 1997. Other (income) expense increased by $576,000 for the nine month period ended September 30, 1998 as compared to the same period in 1997. This increase was principally due to an increase in interest expense as a result of higher borrowings from the Company's line of credit to support higher inventory and receivables levels and debt incurred in the acquisitions of Church and Bompet, partially offset by favorable currency translation adjustment relating to Bompet.

The effective tax rate increased from 40.2% to 42.6% in 1998 primarily because of non-deductible goodwill amortization related to the Company's acquisition of Church and Bompet.


CAPITAL RESOURCES AND LIQUIDITY

On September 2, 1998, the Company obtained a $22 million secured line of credit with its parent, John Wood Group PLC. The line has substantially the same terms as the Company's previous line of credit. The new line, payable on demand, expires on September 2, 1999 and bears interest at the LIBOR rate plus 0.85%, which was approximately 5.9% at September 30, 1998.

On September 11, 1998, the Company repaid its outstanding balance on its previous line of credit.

Working capital remained constant at $22 million at September 30, 1998, as compared to working capital at December 31, 1997.

Pursuant to the Company's long-term debt and capital lease agreements, approximately $24.2 million in principal payments are due over the next twelve months. The Company believes its line of credit facility will be adequate to fund its operations for at least the next twelve months.

The Company currently anticipates incurring additional capital expenditures of $500,000 principally for machinery and equipment, plant improvements and vehicle purchases, during the quarter ended December 31, 1998. The Company expects to fund these expenditures from amounts available under the line of credit facilities and/or capital lease transactions.


Recent Accounting Pronouncements

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Adoption is not required for interim periods in the initial year of application. Management believes adoption of this statement will not have a material impact on the consolidated financial statements.

Acquisitions

On February 2, 1998, the Company completed the acquisition of all the issued and outstanding capital stock of Bompet, a Venezuelan Company. In connection with the transaction, the Company paid the sole stockholder of Bompet, Inversiones Western, C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000. No amount has been accrued for Bompet's 1998 earnings exceeding certain thresholds as of September 30, 1998.


Year 2000 Compliance

The Year 2000 issue is the result of computer programs that use only two digits to identify a year rather than four. If not corrected, computer applications could fail or create erroneous results before, during and after the Year 2000. The Company is currently assessing the cost and uncertainties related to the Year 2000 issue using internal and external resources. Based on preliminary information, the Company currently believes that with certain modification, upgrades and, in some instances, converting to new software, the Company will have substantially addressed the Year 2000 issues with respect to its software hardware and products without significant impact on its operations. The Company estimates that its Year 2000 project will be completed by the second quarter of fiscal year 1999. The estimated costs for the Company to substantially address these Year 2000 issues are not expected to be material to the Company's financial position, results of operations or cash flows. There is inherent uncertainty in the Year 2000 problem due to the possibility of unanticipated failures by third party customers and suppliers. Accordingly, the Company is unable, at this time, to assess the extent and resulting materiality of the impact of possible Year 2000 failures on its operations, liquidity or financial position. The Company has designated personnel responsible to identify and respond to these issues and once all identifications and reviews are completed, a contingency plan will be developed to mitigate the risk of business interruption.

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


Item 2.  Changes in Securities.
         ---------------------

      During the nine months ended September 30, 1998, the Company made no unregistered sales of its equity securities.


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

      None.


Item 5.  Other Information.
         -----------------

      None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)  Exhibits:


     10.1 Revolving Line of Credit from John Wood Group PLC to ERC Industries, Inc.*

     27.1 Financial Data Schedule*

     *   filed herewith


(b) Reports on Form 8-K:


During the quarter ended September 30, 1998, the Registrant filed no reports on Form 8-K.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ERC INDUSTRIES, INC.
                                 (Registrant)


Date: November 13, 1998          By: /s/ Wendell R. Brooks
                                         President
                                         (Principal Executive Officer)

                                 By /s/  James E. Klima
                                         Chief Financial Officer
                                         (Principal Financial Officer, Principal
                                         Accounting Officer)

                                 Exhibit Index

     10.1 Revolving Line of Credit from John Wood Group PLC to ERC Industries, Inc.*

     27.1 Financial Data Schedule*

     *   Filed herewith