Form 10-K
period 1998-12-31
ERC INDUSTRIES INC /DE/
filed 1999-03-31
CIK 775477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number     0-14439
                           -------

                              ERC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                        76-0382879
------------------------------------------------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


1441 Park Ten Boulevard, Houston, Texas                     77084
----------------------------------------                    -----
(Address of principal executive offices)                 (zip code)


Registrant's telephone number, including area code  (281) 398-8901
                                                    -----------------


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

                       Yes  (X)                  No  (  )
                            ---                      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was $3,259,338.

The number of shares outstanding of the registrant's common stock, as of March 19, 1999 was 27,498,272.

                      Documents Incorporated by Reference:


Portions of the registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

                              ERC INDUSTRIES, INC.

                               TABLE OF CONTENTS


                                     PART I
                                                                          PAGE

Item  1.  Business....................................................      1
Item  2.  Properties..................................................      7
Item  3.  Legal Proceedings...........................................      7
Item  4.  Submission of Matters to a Vote of Security Holders.........      8


                                    PART II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      9
Item  6.  Selected Financial Data.....................................      9
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     10
Item  7A. Quantitative and Qualitative Disclosures about Market Risk       13
Item  8.  Financial Statements and Supplementary Data.................     13
Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................     13


                                    PART III

Item  10. Directors and Executive Officers of the Registrant............   14
Item  11. Executive Compensation........................................   14
Item  12. Security Ownership of Certain Beneficial Owners and Management   14
Item  13. Certain Relationships and Related Transactions................   14


                                    PART IV

Item  14. Exhibits, Consolidated Financial Statement Schedules
          and Reports on Form 8-K.......................................   15

Signatures..............................................................   18

                                     PART I

GENERAL

This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, the prices of and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, and other risk factors identified herein.


ITEM 1.  DESCRIPTION OF BUSINESS


BUSINESS

ERC Industries, Inc., a Delaware corporation (the "Company"), is an oilfield service company engaged in the manufacture, remanufacture and service of oilfield wellhead equipment.


ERC'S ORIGINAL BUSINESS

Equipment Renewal Company, ("ERC"), was founded in 1962 to remanufacture and re-employ used, out-of-service wellhead equipment, a service the Company continues to provide. Wellhead equipment is designed to support the casing and production pipe on a completed well and includes casing heads, tubing heads and casing and tubing hangers. Valves are assembled with other components into a device known as the "Christmas Tree" which is mounted on the wellhead equipment and is used to control pressure and the flow of oil and gas from producing wells.

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

On September 27, 1996, the Company acquired 100% of the issued and outstanding capital shares of Seaboard Lloyd Limited ("Seaboard"), a private company incorporated in Scotland under the Companies Act of the United Kingdom.
Seaboard is currently operated as a wholly-owned subsidiary of the Company under the name Wood Group Pressure Control Limited ("WGPCL"). The business of WGPCL is the manufacture, supply, repair, maintenance and refurbishment of wellheads, Christmas trees, gate valves, choke valves, clamped pipe connectors, actuators, electric feed through systems for downhole pumps and subsea ball and check valves, all as used in the oil and gas industry. The business is operated in one facility located in Cumbernauld, Scotland.

In January 1997, the Company and all of its subsidiaries began conducting business under the name of Wood Group Pressure Control.


On July 1, 1997, the Company acquired 100% of the issued and outstanding capital stock of Church Oil Tools, Inc. ("Church"). Church is a Houston, Texas based manufacturer serving the drilling equipment market. Church is presently doing business as Wood Group Drilling Products ("WGDP"). WGDP produces, remanufactures and sells blow out preventers, high pressure valves and specialized engineering services. Its customers include drilling contractors, rental tool companies and other related oilfield service companies.

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

On February 2, 1998, the Company completed the acquisition of all the issued and outstanding capital stock of Bompet, C.A. ("Bompet"), a Venezuelan company. Bompet is a Venezuelan based manufacturer of products used in the drilling and production segment of the Oil and Gas Industry. Bompet sells wellheads and gate valves (and related assemblies) along with specialized services to oil and gas producers throughout Latin America. Bompet has a facility in Cuidad Ojeda on the east side of Lake Maracaibo.


OPERATIONS

The Company supplies and services the pressure containment and flow handling equipment needs of the oil and gas industry world-wide. During recent years it continued its transition from a U.S. domestic re-manufacturer of valves and wellheads into a recognized international supplier of a more advanced range of new and re-manufactured valves, wellheads and blowout preventors.

Through surplus wellhead equipment management programs, the Company collects out-of-service equipment at the wellhead or accepts delivery at branch locations. If the customer so desires, the Company may purchase the customer's used equipment for resale to other customers. In this way, the branches, sales and service offices of the Company act, in part, as clearing houses for oilfield operators. If the operator, at a particular location, requires a unique component held by the Company on behalf of another customer, the Company may contact the customer and effect a purchase from the customer that owned the equipment and then resell the equipment to the customer that is in need of the required equipment.

In addition to re-manufacturing customer equipment, the Company purchases used equipment from various sources, which the Company then re-manufactures for sale.


BUSINESS DEVELOPMENT AND ACQUISITIONS

The acquisitions of Barton, Seaboard, Church and Bompet in 1993, 1996, 1997 and 1998, respectively, have expanded the Company's operations to include a complete line of gate valves and conventional wellhead equipment. Valves are available in 1-13/16" to 24" sizes for working pressures from 300 p.s.i. to 15,000 p.s.i. and are produced in eight basic material trims and custom trims to meet individual customer requirements. The facilities are licensed by the American Petroleum Institute ("API") to distribute its products with the API monogram in accordance with API Specification 6A (wellhead valves), Specification 6D (pipeline valves) and Specification 14D (surface safety valves for offshore use). The use of API monogram is considered by management to be essential to compete successfully in the oil and gas valve market. The Company's manufacturing facilities in Shawnee, Oklahoma; Houston, Texas; Cumbernauld, Scotland and Cuidad Ojeda, Venezuela are ISO 9001 registered, as well as certified under a range of API licenses.


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

The Company's strategy, with regard to all acquisitions made to date, has been to expand its presence in the domestic and the international markets. The Company currently operates in the United States, United Kingdom, Middle and Far East, and Latin America. These locations are managed by seasoned industry professionals with many years of international experience. This local presence has generated a high degree of customer interest and an increase in demand for the Company's products and services. The Company intends to focus on increasing international sales in 1999.

The Company's wellhead and related equipment operations are conducted from 24 domestic locations, 10 international locations, and 3 distributorships. The Company's manufacturing facilities are located in Houston, Texas; Shawnee, Oklahoma; Cumbernauld, Scotland; and Cuidad Ojeda, Venezuela.


PATENTS AND SERVICE MARKS

The Company holds several patents and trademark/service marks. Many of these are registered with the United States Patent and Trademark Office and expire on various dates through 2015. Although the Company considers its patents important to the operation of its business and a loss of one or more patents could adversely affect a particular product, the Company does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

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

The Company's marketing program emphasizes providing complete supply chain management of wellhead and valve requirements for its customers. This program includes repair of customer equipment, sale of re-manufactured equipment, sale of new equipment, maintenance services and a broad distribution network of branch locations and sales offices to provide prompt local service and support.


OPERATING RISKS AND INSURANCE

The Company's products are used for the exploration and production of oil and natural gas. Such operations are subject to hazards inherent in the oil and gas industry, such as fires, explosions, blowouts and oil spills, that can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and marine life, and suspension of operations. Litigation arising from an occurrence at a location where the Company's products or services are used or provided may in the future result in the Company being named as a defendant in lawsuits asserting potentially large claims. The Company maintains insurance coverage that it believes to be customary in the industry against these hazards.


COMPETITION

The market for used and new oilfield equipment is highly competitive as there are numerous manufacturers, distributors and dealers; however, the Company believes that relatively few competitors offer programs involving maintenance, reconditioning, storage, distribution and management of equipment such as those offered by the Company. With its programs, the Company emphasizes its ability to provide reconditioned oilfield equipment at favorable prices while at the same time performing services in which the customer would otherwise have to perform at a substantial cost and inconvenience. Numerous companies, some of which have substantially greater resources than the Company, are engaged primarily in the manufacturing, installation and maintenance of wellheads, valves and drilling equipment as well as other types of oilfield equipment. In addition, some foreign manufacturers make only valves. Over the past several years, severe price competition has continued to have a substantial impact on profit margins. There is no assurance that these trends will not continue in the future.

CUSTOMERS

The customers for the Company's products include both domestic and international oil and natural gas companies. Because the Company's products are designed primarily for drilling, sales of these products are sensitive to fluctuations in the price outlook for oil and natural gas and related levels of exploration activity. During 1998, there was a decline in the number of rigs utilized, which was attributed to a reduction in the price of oil. This has had an adverse impact on the level of demand for the Company's products, and the margins that the Company achieves from the services it renders.


GOVERNMENT REGULATION

The exploration, development and production of oil and gas in the United States is affected by comprehensive federal and state regulations including those governing allowable rates of production, marketing, environmental matters and pricing. To date, the Company has operated successfully in this regulatory environment.


YEAR 2000 DATE CONVERSION

A plan has been put in place to identify, quantify and correct systems, products, services, and sources of supply, which may be adversely affected by the Year 2000 `problem'. The Company is also taking advantage of this detailed review to quantify the scale of the problem to standardize and replace aging systems.

The awareness and investigation phase began in late 1997 and, during the course of 1998, a Year 2000 Project Team, supported by high level management, was assigned. Equipment and software inventory along with compliance and risk has been quantified. Cost estimates for replacement and/or correction of problem have been determined. The primary replacement financial, operating and information systems are now either implemented or in the process of installation, and have been tested to confirm that they are Year 2000 compliant. The Year 2000 plans are designed to have all business critical elements compliant by the end of the third quarter in 1999, with the additional objective of minimizing the impact in current business operations.

The Company expects that the current schedules will allow adequate time for testing, and progress at all sites is monitored and reported to senior management on a monthly basis.

To address the business risk from the third parties, the Company has contacted all critical suppliers and customers, and are maintaining a database of their plans and intentions. Alternative sources will be established for those who pose any major risk to the business.

Naturally, the Company cannot be certain of avoiding a business disruption; for example a noncompliance in the suppliers supply chain may ultimately affect the business. Contingency plans are also being developed to minimize any risk.

The cost associated with Year 2000 compliance amounted to approximately $1 million in 1998 and it is envisaged that the total expenditures will not exceed $2 million through to 2000. This project includes investment in capital cost for new systems which are deemed necessary and which eliminate the need to test and modify existing systems.


FOREIGN OPERATIONS

Operations and sales in foreign markets are subject to substantial competition from large multinational corporations and government-owned entities and to a variety of local laws and regulations requiring qualifications, use of local labor, the provision of financial assurances or other restrictions and conditions on operations. Foreign operations are also subject to risks associated with doing business outside the U.S., including risk of war, civil disturbances and governmental activities that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Foreign operations may also subject the Company to risks relating to fluctuations in currency exchange rates. However, to date, currency fluctuations have not had a material adverse impact on the Company.


EMPLOYEES

As of December 31, 1998, the Company employed approximately 583 employees. The Company considers its relations with its employees to be generally satisfactory. No employees of the Company are represented by a union.

ITEM 2.  PROPERTIES

Set forth below is certain information as of December 31, 1998, regarding the Company's headquarters, manufacturing and other facilities, most of which are located on leased premises.


          Location                              Expiration Dates

          Manufacturing -
          Houston, Texas (Leased)(1)            July 14, 2001
          Shawnee, Oklahoma (Owned)(2)
          Cumbernauld, Scotland (Owned)(3)
          Maracaibo, Venezuela (Leased)         April 30, 1999

          2 Headquarters Offices (Leased)       Through July 31, 2004

          8 Branch Offices and                  Various through
          Machine Shops (Leased)                March 31, 2003 (4)

          5 Branch Offices and
          Machine Shops (Owned)

          3 Sales Offices                       Various through
          (Owned and Leased)                    May 1, 1999 (4)

          8 Sales and Service                   Various through
          Offices (Leased)                      February 9, 2000 (4)

          10 International Sales and Service    Various through
          Offices (Leased)                      August 28, 2002 (4)

(1) The Church facility in Houston, Texas is a 28,942 square foot building on a total site of 3 acres.

(2) The Shawnee, Oklahoma facility is an 89,000 square foot building plus an additional five acres contiguous to the property.

(3) The manufacturing facility at Cumbernauld, Scotland is a 31,000 square foot building on a total site of 3 acres.

(4) Most of these leases are on a month-to-month basis. The Company does not expect the expiration of any of these leases to have a material adverse effect on its operations.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                    PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is included on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The trading symbol under which the Common Stock trades is "ERCI". The following table sets forth the high and low reported bid prices for the Company's Common Stock as reported by NASDAQ by fiscal quarter from January 1, 1997 through December 31, 1998. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                           High     Low
                                           -----   -----
FISCAL YEAR ENDED DECEMBER 31, 1997
  January 1, 1997 - March 31, 1997......   $2.25   $1.13
  April 1, 1997 - June 30, 1997.........   $2.13   $1.13
  July 1, 1997 - September 30, 1997.....   $2.50   $1.63
  October 1, 1997 - December 31, 1997...   $4.63   $1.69
FISCAL YEAR ENDED DECEMBER 31, 1998
  January 1, 1998 - March 31, 1998......   $4.50   $1.88
  April 1, 1998 - June 30, 1998.........   $3.25   $2.00
  July 1, 1998 - September 30, 1998.....   $2.38   $1.63
  October 1, 1998 - December 31, 1998...   $1.75   $0.50


As of March 19, 1999, there were 1,126 holders of record of the Company's Common Stock, as reported by the Company's transfer agent for its Common Stock. As of March 19, 1999, the closing price of the Common Stock as reported on NASDAQ was $1.03 per share.

The present policy of the Board of Directors is to retain earnings to provide operating funds for the Company. As a result, the Company has not paid dividends and does not intend to do so in the foreseeable future.

During the fourth quarter of 1998, the Company made no unregistered sales of securities.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The following information may not be deemed indicative of future operating results of the Company.

                                                        Years Ended/As of December 31,
                                    -------------------------------------------------------------------
                                       1998 (2)(3)(4)    1997 (3)(4)     1996(4)       1995      1994
                                              $               $             $           $          $
                                    -------------------------------------------------------------------
Revenues                                   107,111         80,845        50,961       34,840     32,926
Selling, general and administrative         22,759         15,458        10,159        8,116      7,037
Operating Income (Loss)                      1,503          3,607         1,812         (675)       831
Net Income (Loss)                           (1,231)         1,224         1,015         (775)       364
Basic and diluted net income (loss)          (0.04)           .05           .06         (.06)       .03
 per share
Total Assets                                71,433         60,383        35,309       20,879     19,119
Total Liabilities                           39,058         28,481        17,688       10,966      8,436
Working Capital                             22,012         22,015        12,099        6,650      7,937
Shareholders' Equity (1)                    32,375         31,902        17,621        9,913     10,683
Cash dividends per share                       N/A            N/A           N/A          N/A        N/A

(1) The Company's net operating loss carryforwards substantially reduce the federal income taxes paid by the Company. The Company reports these reductions of income taxes paid as an increase to paid-in-capital conforming to the accounting rules for quasi-reorganized companies.
(2)  Includes effects of Bompet acquisition completed on February 2, 1998.
(3)  Includes effects of Church acquisition completed on July 1, 1997.
(4) Includes effects of Seaboard Lloyd Limited acquisition completed on September 27, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is an international manufacturer and supplier of engineered oilfield tools and equipment. The Company has achieved significant revenue growth in recent years through a consistent strategy of synergistic acquisitions and internal development. Acquisitions have focused on the acquisition of name brand products, the development of complete product lines and savings through consolidation. Internal development has focused on product development and geographic expansion.

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated decreased 14.0% to an average of 811 in 1998, as compared to 943 in
1997 and 779 in 1996.   The active domestic rig count as of March 19, 1999 was
526. The average active rig count is a clear indicator of the likely demand in the market in which the Company operates, based on prior years' experience.


RESULTS OF OPERATIONS - 1998 AS COMPARED TO 1997 AS COMPARED TO 1996

The Company's revenues increased by 32.5% to $107.1 million in 1998 compared with $80.8 million in 1997. Revenues for 1997 increased by 58.6% to $80.8 million compared with $51.0 million in 1996.

Revenues for 1998 increased by $26.3 million over 1997 due to an increase in customer activity, market share gains, a full year's activity from Church, and sales generated by the acquisition of Bompet. The Bompet acquisition added approximately $7.7 million to 1998 revenues.

In connection with revenues over the period, cost of goods sold were $79.8 million in 1998, as compared to $61.8 million in 1997, and $38.8 million in 1996. The gross profit percentage was 25.5% in 1998, compared with 23.6% in
1997 and 23.9% in 1996.   The increase in 1998 gross profit percentage as
compared to 1997 is due to changes in product mix, process improvements at the manufacturing facilities which created cost reductions, as well as fewer repairs and maintenance expenses at the facilities. Included in the cost of goods sold in 1998 are provisions booked against inventory in the fourth quarter to cover possible obsolescence following the decline in customer demand for certain specialized products. The decrease in 1997 gross profit percentage compared to 1996 was due to changes in product mix.

Selling, general and administrative expenses ("SG&A") increased by $7.3 million to $22.8 million in 1998 as compared with $15.5 million in 1997. This increase is due to costs incurred to open additional domestic sales offices, increases in international and domestic sales personnel, a full year's activity from Church, and the addition of Bompet in 1998. SG&A, as a percentage of sales, was 21.2% in 1998 and 19.1% in 1997. This increase was due to growth in fixed SG&A costs and costs associated with the implementation of new business systems during the year.

In 1997, SG&A increased by $5.3 million to $15.5 million from $10.2 million in 1996. This increase was due to costs incurred in opening additional domestic sales offices, increases in international and domestic sales personnel, and the addition of Church in 1997.

As a result of the difficult market conditions experienced in the latter part of 1998, the Company conducted a detailed review of the carrying value of its assets. Following this review, provisions of $1.9 million were made against certain product lines included within inventory. In addition, the Company determined that its investment in Bompet was impaired and accordingly wrote off the goodwill arising from the acquisition of Bompet. These non-recurring charges have been recorded on the statement of operations as asset impairment.

In 1998, interest expense increased $0.9 million over 1997, and in 1997,
interest expense increased $0.7 million over 1996.   These increases are due to
increases in outstanding debt.

Net loss before provision for income tax was $0.4 million in 1998, compared to net income of $2.6 million in 1997 and $1.6 million in 1996. The decrease in 1998 is primarily due to difficult market conditions experienced in the latter part of the year following the reduction in oil and gas prices and its resultant effect on drilling activity. The increase in 1997 was primarily due to increased sales partially offset by higher SG&A costs and interest expense.

Net income for 1998, 1997 and 1996 includes provisions for income taxes of $0.8 million, $1.4 million and $0.6 million respectively. Of these amounts, $1.7 million, $3.2 million and $0.8 million in 1998, 1997 and 1996 respectively, represent non-cash charges which reflect the income tax benefit of the utilization of the Company's NOL carry forwards arising prior to a quasi-reorganization; such amounts are included in the respective balance sheets as increases in additional paid in capital.

Numerous companies, some of which have substantially greater resources than the Company, are engaged primarily in the manufacturing, installation and maintenance of wellheads, valves and drilling equipment as well as other types of oilfield equipment. In addition, some foreign manufacturers make only valves. Over the past several years, severe price competition has continued to have a substantial impact on profit margins. The Company believes that the reduction in demand for its services is largely attributable to depressed oil prices, and that any further decrease in prices, or an extended period when prices remain at existing levels, will further reduce demand for its services. For this reason, the Company cannot predict the future level of demand for its services or future conditions in the oil and gas service industry.


LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)

On September 2, 1998, the Company obtained a $22 million secured line of credit with its principal stockholder, John

Wood Group PLC. The line has substantially the same terms as the Company's previous line of credit. The new line, payable on demand, expires on September 2, 1999 and bears interest at the LIBOR rate plus 0.85%, which was approximately 5.9% at December 31, 1998. At December 31, 1998, loan amounts outstanding under the agreement were $15.5 million. On September 11, 1998 the Company repaid its outstanding balance on its previous line of credit with a bank, utilizing the proceeds of the new line of credit.

Seaboard has a line of credit with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements and provides overdraft and documentary credit facilities. Interest payable on the overdraft is equal to the bank's base rate plus 1% per annum. At December 31, 1998, the bank's base rate was 6.25%. The amount outstanding under this agreement at December 31, 1998 was $2.1 million.

Seaboard has a loan from John Wood Group PLC amounting to $3.3 million which is repayable on demand. The loan is used for the purpose of general working requirements. Interest payable on the loan is charged at 6.75% per annum.

The Company believes it will be able to renew the line of credit and loan with John Group PLC so as to ensure that the Company will have sufficient financial resources to fund its working capital requirements through 2000.

Working capital at December 31, 1998 and at December 31, 1997 was $22.0 million. Increases in accounts receivable and inventory, together with reductions in accounts payable were offset by an increase in the current portion of long term debt.

The Company currently anticipates incurring capital expenditures of $1.2 million through the fiscal year ending December 31, 1999. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.


PENDING ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial position.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments to manage these risks.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14 for Index to Consolidated Financial Statements and
Schedules.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


The information required by Part III of this Form 10-K is to be provided by incorporating portions of the Company's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders (The Proxy Statement), which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.


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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


                                                                                 PAGE NO.

Report of Independent Accountants................................................   F-1

Consolidated Financial Statements:

   Consolidated Balance Sheet as of December 31, 1998 and 1997...................   F-2
   Consolidated Statement of Operations for the years ended December 31, 1998,
      1997 and 1996..............................................................   F-3
   Consolidated Statement of Comprehensive Income for the years ended
      December 31 1998, 1997 and 1996............................................   F-4
   Consolidated Statement of  Shareholders' Equity for the years ended
   December 31, 1998, 1997 and 1996..............................................   F-5
   Consolidated Statement of Cash Flows for the years ended December 31, 1998,
      1997 and 1996..............................................................   F-6
   Notes to Consolidated Financial Statements....................................   F-7

All schedules are omitted since the required information is either (a) not present or not present in amounts sufficient to require submission of the schedule, or (b) because the information required is included in the financial statements or notes thereto.

Exhibits:

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

3.   ( A )  Certificate of Incorporation of ERC Industries, Inc. (1)
     ( B ) Certificate of Ownership and Merger, dated April 16, 1993, merging ERC Industries, Inc. into ERC Subsidiary, Inc.(1)
     ( C )  Bylaws of ERC Industries, Inc. (1)

4.   ( A )  Specimen of Common Stock Certificate of ERC Industries, Inc. (1)

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

     10.6 Fifth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 28, 1994(1).
     10.7 Sixth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 27, 1995(2).
     10.8 Seventh Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of July 3, 1995(3).
     10.9 Eighth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of December 7, 1995(3).
     10.10 Ninth Amendment to Credit Agreement with Texas Commerce Bank, N.A. dated as of February 26, 1996(3).
     10.11 Tenth Amendment to the Credit Agreement with Texas Commerce Bank, N.A. extending expiration date to June 30, 1996, dated April 1, 1996
            (4).
     10.12 Investment Agreement, dated as of June 6, 1996, by and between the Company and Wood Group, filed as Exhibit 10.1 to the Current Report of the Company on Form 8-K dated June 6, 1996 and incorporated herein by reference.
     10.13 Registration Rights Agreement, dated as of June 6, 1996, by and between the Company and Wood Group, filed as Exhibit 10-2 to the Current Report of the Company on Form 8-K, dated June 6, 1996 and incorporated herein by reference.

     10.14  Purchase Agreement dated September 27, 1996, filed as Exhibit 10-1 to the Company's Current Report on Form 8-K dated September 27, 1996 and incorporated herein by reference.
     10.15  Investment Agreement, dated September 8, 1997, by and between the
            Company and Wood Group, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 8, 1997 and incorporated herein by reference.
     10.16  Registration Rights Agreement, dated September 8, 1997 by and between the Company and Wood Group filed as Exhibit 10.2 to the
            Current Report on Form 8-K dated September 8, 1997 and incorporated herein by reference.
     10.17  Letter Agreement with Texas Commerce Bank, N.A. dated as of June 4,
            1997 filed as Exhibit 10.18 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1997 and incorporated herein by reference.
     10.18  Stock Purchase Agreement by and among the Company, Inversiones
            Western, C.A. and Jimmy J. Marzoula dated January 30, 1997, filed as
            Exhibit 10.1 to the Current Report on Form 8-K dated February 2,
            1998 and incorporated herein by reference.
     10.19  Letter Agreement with Chase Bank of Texas, N.A. dated as of April 8,
            1998, filed as Exhibit 10.1 to the Company's Quarterly report on
            Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
     10.20  Third Amendment to Letter Agreement with Chase Bank of Texas, N.A.
            dated as of June 30, 1998, filed as Exhibit 10.1 to the Company's
            Quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
     10.21  Letter Agreement with Wood Group regarding Overdraft Facility dated as of June 16, 1998, filed as Exhibit 10.2 to the Company's
            Quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
     10.22  $22,000,000 Revolving Line of Credit from Wood Group dated as of
            September 2, 1998, filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
     27     Financial Data Schedule

__________________

(1) Filed as Exhibits 3(a), (b) and (c), 4(a), and 10.6, respectively, of the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, and incorporated by reference herein.
(2) Filed as Exhibit 10.7 of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994 and incorporated herein by reference.
(3) Filed as Exhibits to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and incorporated herein by reference.
(4) Filed as exhibits to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

(B)  REPORTS ON FORM 8-K:

No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ERC INDUSTRIES, INC.
--------------------



Dated:  March  30, 1999                  /s/ J. Derek P. Jones
                                     -------------------------
                                     J. Derek P. Jones
                                     Chairman



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.



Dated:  March  30, 1999                  /s/ J. Derek P. Jones
                                     -------------------------
                                     J. Derek P. Jones
                                     Chairman and Director



Dated:  March  30, 1999                  /s/ Wendell R. Brooks
                                     -----------------------------
                                     Wendell R. Brooks
                                     Director



Dated:  March  30, 1999                  /s/ Alan D. Senn
                                     -------------------------
                                     Alan D. Senn
                                     President
                                     (Principal Executive Officer)



Dated:  March  30, 1999                  /s/ James E. Klima
                                     ----------------------
                                     James E. Klima
                                     Vice President and Chief
                                     Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)



Dated:  March  30, 1999                  /s/ Allister G. Langlands
                                     -----------------------------
                                     Allister G. Langlands
                                     Director

Dated:  March  30, 1999                  /s/ Anthony Howells
                                     -----------------------
                                     Anthony Howells
                                     Director



Dated:  March  30, 1999                  /s/ Jorge Estrada
                                     ---------------------
                                     Jorge Estrada
                                     Director

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of ERC Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of ERC Industries, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Houston, Texas
March 26, 1999

                    ERC INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE  SHEET
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                               DECEMBER 31,   DECEMBER 31,
                                                                   1998           1997
                                                               ------------   ------------
Assets

Current assets:
  Cash and cash equivalents                                         $ 2,019        $     -
  Accounts receivable, net of allowance for uncollectible
   accounts of $773 and $681, respectively                           20,198         18,689
  Inventory                                                          29,959         25,081
  Deferred tax asset                                                  3,814          2,520
  Other current assets                                                2,370            229
                                                                    -------        -------
       TOTAL CURRENT ASSETS                                          58,360         46,519

Property, plant and equipment, net                                    8,914          7,743
Excess cost over net assets acquired, net                             4,159          4,317
Deferred tax asset, non-current                                           -            170
Other assets                                                              -          1,634
                                                                    -------        -------
       TOTAL ASSETS                                                 $71,433        $60,383
                                                                    =======        =======
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Line of credit from banks                                           2,052          6,787
  Line of credit from parent                                         18,828              -
  Current portion of long-term debt                                   1,237          1,369
  Accounts payable                                                    8,995         11,587
  Other accrued liabilities                                           5,236          4,761
                                                                    -------        -------
       TOTAL CURRENT LIABILITIES                                     36,348         24,504

Long-term debt                                                        2,710          3,977

                                                                    -------        -------
TOTAL LIABILITIES                                                    39,058         28,481
                                                                    -------        -------

Commitments and contingencies (see Note 10)                               -              -

Shareholders' equity:
  Preferred stock, par value $1; authorized and
   unissued - 10,000,000 shares                                           -              -
  Common stock, par value $0.01; authorized -
   30,000,000 shares;  27,498,272
   issued and outstanding as of December 31, 1998
   and 1997                                                             275            275
  Additional paid-in capital                                         26,532         24,842
  Retained earnings from January 10, 1989                             5,545          6,776
  Accumulated other comprehensive income                                 23              9
                                                                    -------        -------
       TOTAL SHAREHOLDERS' EQUITY                                    32,375         31,902
                                                                    -------        -------
                                                                    $71,433        $60,383
                                                                    =======        =======

  The accompanying  notes  are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   ------------------------------
                                                     1998       1997       1996
                                                   ---------   -------   --------
Revenues                                           $107,111    $80,845   $50,961
Cost of goods sold                                   79,839     61,780    38,787
                                                   --------    -------   -------
 Gross profit                                        27,272     19,065    12,174

Selling, general and administrative expenses         22,759     15,458    10,159
Asset impairment                                      3,010          -       203
                                                   --------    -------   -------
Operating income                                      1,503      3,607     1,812
                                                   --------    -------   -------

Other (income) expense:
 Interest expense                                     1,931        989       322
 Other, net                                               -          -       (98)
                                                   --------    -------   -------
                                                      1,931        989       224
                                                   --------    -------   -------

Income (loss) before provision
  for income taxes                                     (428)     2,618     1,588

Provision for income taxes                              803      1,394       573
                                                   --------    -------   -------

Net income (loss)                                  $ (1,231)   $ 1,224   $ 1,015
                                                   ========    =======   =======

Basic and diluted net income (loss) per share      $  (0.04)   $  0.05   $  0.06
                                                   ========    =======   =======

Weighted average number of shares
 outstanding                                         27,498     23,217    18,060
                                                   ========    =======   =======



  The accompanying notes are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                       STATEMENT OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)


                                  1998      1997      1996
                                --------   -------   ------

Net income (loss)               $(1,231)   $1,224    $1,015

Other comprehensive income
  (loss)                             14       (56)       65
                                -------    ------    ------

Total comprehensive (loss)
  income                        $(1,217)   $1,168    $1,080
                                =======    ======    ======



  The accompanying notes are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)



                                                                              ADDITIONAL                  ACCUMULATED OTHER
                                                                               PAID-IN         RETAINED     COMPREHENSIVE
                                                           COMMON STOCK        CAPITAL         EARNINGS         INCOME
                                                      ----------------------  ----------      -----------    --------------
                                                         SHARES      AMOUNT
                                                      ------------   ------
Balance as of December 31, 1995                             13,864     $139      $ 5,237           $4,537         $     -
  Net income                                                     -        -            -            1,015               -
  Issuance of Common Stock                                   7,384       73        5,759                -               -
  Income tax benefit of pre-quasi-reorganization
   net operating tax loss carryforwards                          -        -          796                -               -
  Other comprehensive income                                     -        -            -                -              65
                                                            ------     ----      -------           ------   -------------

Balance as of December 31, 1996                             21,248      212       11,792            5,552              65
  Net income                                                     -        -            -            1,224               -
  Issuance of common stock                                   6,250       63        9,844                -               -
  Income tax benefit of pre-quasi-reorganization
   net operating tax loss carryforwards                          -        -        3,206                -               -
  Other comprehensive loss                                       -        -            -                -             (56)
                                                            ------     ----      -------           ------   -------------

Balance as of December 31, 1997                             27,498      275       24,842            6,776               9
  Net loss                                                       -        -            -           (1,231)              -
  Income tax benefit of pre-quasi-reorganization
   net operating tax loss carryforwards                          -        -        1,690                -               -
  Other comprehensive income                                     -        -            -                -              14
                                                            ------     ----      -------           ------   -------------

Balance as of December 31, 1998                             27,498     $275      $26,532           $5,545         $    23
                                                            ======     ====      =======           ======   =============

  The accompanying notes are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                  --------------------------------
                                                                    1998        1997        1996
                                                                  ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                 $ (1,231)   $  1,224    $ 1,015
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                      2,511       1,873      1,212
  Provision for losses on trade accounts receivable                     92         171         51
  Provision for inventory obsolescence                               1,157         392        335
  Deferred income tax provision and non-cash
   charge for income taxes                                             566       1,237        523
  Gain on sale of property, plant and equipment                        (83)        (27)       (16)
  Asset impairment                                                   3,010           -        203

INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN
CURRENT ASSETS AND LIABILITIES (EXCLUDING
EFFECTS OF ACQUISITIONS)

  Trade accounts receivable                                            955      (6,183)    (4,155)
  Inventories                                                       (6,161)     (9,593)    (5,919)
  Prepaid expenses and other assets                                 (2,126)     (1,195)      (375)
  Non-current assets                                                 1,634           -          -
  Accounts payable                                                  (3,725)      1,238      5,564
  Accrued liabilities                                               (1,311)      1,754       (199)
                                                                  --------    --------    -------
     Net cash used in operating activities                          (4,712)     (9,109)    (1,761)
                                                                  --------    --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions (net of cash acquired of $80 in 1998
  and $1,152 in 1997)                                               (2,520)        152     (1,580)
  Purchases of property, plant and equipment                        (2,471)     (2,514)      (644)
  Proceeds from sale of property, plant and equipment                  201          57         30
                                                                  --------    --------    -------
     Net cash used in investing activities                          (4,790)     (2,305)    (2,194)
                                                                  --------    --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment on note related to acquisition                   (1,000)          -          -
 Line of credit receipts from parent                                22,328           -          -
 Line of credit payments to parent                                  (3,500)          -          -
 Line of credit receipts from bank                                  21,386      20,675      2,884
 Line of credit payments to bank                                   (26,121)    (16,600)    (3,525)
 Principal payments on capital leases and other debt                (1,267)     (2,454)      (554)
 Decrease in book overdrafts                                          (305)       (115)      (660)
 Net proceeds from issuances of common stock                             -       9,907      5,832
                                                                  --------    --------    -------
     Net cash provided by financing activities                      11,521      11,413      3,977
                                                                  --------    --------    -------

Effect of exchange rate changes on cash and cash equivalents             -           -        (21)
                                                                  --------    --------    -------
  Net increase (decrease) in cash and cash equivalents               2,019          (1)         1

  Cash and cash equivalents, beginning of year                           -           1          -
                                                                  --------    --------    -------

  Cash and cash equivalents, end of year                          $  2,019    $      -    $     1
                                                                  ========    ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              ERC INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     As of December 31, 1998, approximately 88.5% of the outstanding shares of ERC Industries, Inc.'s (the "Company's") common stock was owned by John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the laws of the United Kingdom.

     The consolidated financial statements include the accounts of ERC Industries, Inc, its wholly owned subsidiaries Wood Group Pressure Control Limited (previously Seaboard Lloyd Limited), Church Oil Tools, Inc. ("Church"), and Bompet C.A. ("Bompet"). The Company engages in the manufacture, remanufacture and servicing of oilfield valves and wellhead equipment and drilling products. The Company primarily sells its products to customers in the oil and gas production industry located in the major oil and gas producing regions of the United States. The Company has expanded sales to international oil and gas producing regions such as United Kingdom, Middle and Far East, and Latin America. All intercompany accounts and transactions are eliminated in consolidation.


     CASH AND CASH EQUIVALENTS

     Cash equivalents include highly liquid investments purchased with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost, which approximates market because of their short maturity.


     INVENTORY

     Inventory consists primarily of finished, semi-finished and raw materials which are carried at the lower of cost (specific identification or standard cost which approximates FIFO) or market.


     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets which range from 3 years for leased property under capital leases, 5 to 10 years for machinery and equipment and 3 to
     31.5 years for buildings, improvements and other. Major renewals and betterments which extend the lives of equipment are capitalized while all other repairs and maintenance are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations.

     EXCESS COST OVER NET ASSETS ACQUIRED

     Excess cost over net assets acquired is carried at cost and is amortized using the straight-line method over the estimated useful life of 10 years. Accumulated amortization, as of December 31, 1998 and 1997, amounted to approximately $2.9 million and $1.0 million, respectively. Periodically, the Company's management assesses recorded balances of excess cost over net assets of businesses acquired for impairment in light of historical and projected operating results, trends and profitability, new product development and general economic conditions.


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


     EARNINGS PER COMMON SHARE

     Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common and dilutive potential common shares outstanding. The Company has no common stock equivalents or dilutive securities.


     FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's international operations is the local currency, except for those operations that exist in highly inflationary economies, for which the U.S. dollar is the functional currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. Adjustments resulting from translation are included in shareholders' equity. For subsidiaries operating in highly inflationary economies, adjustments resulting from translation are included in results of operations.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash deposits with several major banks, which from time-to-time may exceed federally insured limits. Management periodically assesses the financial condition of these financial institutions and believes that any possible credit risk is minimal. The Company generally sells its products and services to customers in the oil and gas production industry located in the major oil and gas producing regions of the world. Procedures are in effect to monitor the credit worthiness of customers and bad debts have not been significant in relation to the volume of revenues. The Company generally does not obtain collateral for accounts receivable.


     CERTAIN SIGNIFICANT ESTIMATES

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


     COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No.
     130). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comparative financial statements provided for earlier periods have been reclassified to reflect the application of SFAS No. 130. For all periods presented, other comprehensive income and accumulated comprehensive income consisted of foreign currency translation adjustments.


     RECLASSIFICATIONS

     Certain amounts included in the prior year financial statements have been reclassified to conform to current year presentation.

2. ACQUISITIONS

   On February 2, 1998, the Company entered into a definitive purchase agreement for the acquisition of Bompet, a Venezuelan company. The acquisition was accomplished by the purchase of 100% of the issued and outstanding capital stock of Bompet. In connection with the transaction, the Company paid the sole Bompet stockholder; Inversiones Western C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000. No amount has been accrued or paid in respect of this commitment as of December 31, 1998.

   The acquisition of Bompet was accounted for under the purchase method of accounting and the purchase price was allocated as follows (in thousands):

        Cash                                        $    80
        Accounts Receivable                           2,556
        Inventory                                     1,784
        Property, Plant and Equipment                   556
        Other Assets                                     15
        Excess Cost Over Net Assets Acquired          1,213
        Accounts Payable                             (1,438)
        Accrued Expenses                             (1,298)
        Long-Term Debt-Current and Non-Current         (868)
                                                    -------
                                                    $ 2,600
                                                    =======


   On July 1, 1997, the Company acquired 100% of the issued and outstanding capital shares of Church, a company incorporated in Texas. The Company paid a purchase price of $5 million. The source of the funds for the purchase was approximately $1 million in cash on hand and $4 million of promissory notes
   to the Sellers.   In addition, the Company will pay up to an additional $1
   million in the event that Church's average earnings in 1999 and 2000 exceed certain thresholds.

   The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated as follows (in thousands):

        Cash                                        $1,152
        Accounts Receivable                            939
        Inventory                                      566
        Property, Plant and Equipment                  772
        Excess Cost Over Net Assets Acquired         3,536
        Accounts Payable                              (809)
        Accrued Expenses                              (597)
        Deferred Tax Liability                        (100)
        Long-Term Debt-Current and Non-Current        (459)
                                                    ------
                                                    $5,000
                                                    ======

     The operating results of Bompet and Church are included in operations from their dates of acquisition. The following represents the pro-forma results of operations in 1997 as if the acquisitions of Bompet and Church had occurred on January 1, 1997 (in thousands, except per share data):

                               Year Ended December 31,
                                        1997
                                ---------------------
                                     (unaudited)

          Revenues                     $95,597
          Net income                     3,186
          Net income per share             .14


     The pro-forma impact of the Bompet acquisition on the Company's 1998 results of operations would not be material.


3. ASSET IMPAIRMENT

  As a result of the difficult market conditions experienced during the last quarter of 1998, the Company conducted a detailed review of the carrying value of its assets. The following provisions were made following this review (in thousands):

                                        1998     1997    1996
                                       ------   ------  ------
          Inventory                    $1,910        -       -
          Goodwill                      1,100        -       -
          Property                          -        -     203
                                       ------   ------  ------
                                        3,010        -     203
                                       ======   ======  ======

  Provisions of $1.9 million were made against inventory to cover product lines which management believe have limited or no potential to earn future revenues.

  During the final quarter in 1998, Bompet was advised that it had lost its contract with its major customer. As a result of the loss of this contract, the Company determined that its investment in Bompet was impaired and accordingly wrote off the goodwill arising from the acquisition of Bompet.

  In March 1996, the Company recognized an impairment loss of approximately $203,000 on certain property owned by the Company. Management had contemplated selling this property and obtained an appraisal. The property was written down to its appraised value less costs to sell.

4. INVENTORY

  Inventory consisted of the following (in thousands):

                             December 31,
                           -----------------
                            1998      1997
                           -------   -------
     Raw Materials         $ 3,226   $ 2,275
     Work-In-Progress        1,600     3,440
     Finished Goods         25,133    19,366
                           -------   -------
     Total Inventory       $29,959   $25,081
                           =======   =======

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following (in thousands):

                                                      December 31,
                                                    -----------------
                                                     1998      1997
                                                    -------   -------
Land.............................................   $   703   $   597
Leased property under capital leases.............     1,322     1,595
Machinery and equipment..........................    17,722    12,136
Buildings, improvements and other................     6,519     8,060
                                                    -------   -------
                                                     26,266    22,388

Less accumulated depreciation and amortization...    17,352    14,645
                                                    -------   -------
Net property, plant and equipment................   $ 8,914   $ 7,743
                                                    =======   =======

   Leased property is primarily composed of automobiles. Accumulated amortization of capital leases amounted to approximately $1.1 million at both December 31, 1998 and 1997. Depreciation and amortization expense was approximately $1.7 million, $1.3 million, and $0.8 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively.


6.   OTHER ACCRUED LIABILITIES

   Other accrued liabilities consisted of the following (in thousands):

                              December 31,
                             ---------------
                              1998     1997
                             ------   ------
   Insurance..............   $  682   $  632
   Vacation...............      431      389
   Salaries...............      739      850
   In transit inventory...        -    1,080
   Warranty...............      780      331
   Other..................    2,604    1,479
                             ------   ------
                             $5,236   $4,761
                             ======   ======

7. DEBT

   Debt consisted of the following (in thousands):

                                                                    December 31,
                                                                  -----------------
                                                                   1998      1997
                                                                  -------   -------
   Line of credit with parent company..........................   $18,828   $     -
   Line of credit due to banks.................................     2,052     6,787
                                                                  -------   -------
   Long-term debt:
   Notes payable related to acquisition of Church,
      bearing interest at 8%, due in annual installments
      of $1 million commencing July 1, 1998....................     3,000     4,000
   Obligations under capital leases and other debt bearing
      interest at various rates, due in various installments
      through December 2001....................................       947     1,346
                                                                  -------   -------
   Total debt..................................................     3,947     5,346
   Less current maturities.....................................     1,237     1,369
                                                                  -------   -------
   Long-term debt..............................................   $ 2,710   $ 3,977
                                                                  =======   =======

   The aggregate maturities of long-term debt, including obligations under capital leases during the five years subsequent to December 31, 1998 are (in thousands):

December 31
-----------
   1999                        $ 1,237
   2000                          1,065
   2001                          1,645
   2002                              -
   2003 and thereafter               -
                                ------
     Total                     $ 3,947
                                ======

   Management believes that the carrying value of debt approximates its fair value at December 31, 1998 and 1997 since the lines of credit bear interest at variable rates and the various fixed rates on notes payable and capital leases are not materially different from current market rates.

   On September 2, 1998, the Company obtained a $22 million line of credit ("the New Line") with its parent, John Wood Group PLC. The line has substantially the same terms as the Company's previous line of credit. The New Line, payable on demand, expires on September 2, 1999 and bears interest at the LIBOR rate plus 0.85%, which was approximately 5.9% at December 31, 1998.
   At December 31, 1998, loan amounts outstanding under the agreement were $15.5 million. On September 11, 1998, the Company repaid its outstanding balance on its previous line of credit.

   Prior to obtaining the new line, the Company had a domestic line of credit which provided for maximum borrowings of the lesser of $10 million or eligible trade accounts receivable and inventory (as defined in the line of credit). Interest on outstanding balances were payable monthly at the bank's prime rate minus three quarters of one percent. At December 31, 1997, the bank's prime rate was 8.5%. The loan facility required the Company to maintain a ratio of total indebtedness to tangible net worth of no greater than 2.0 to 1.0. Additionally, the terms of the agreement restricted the Company from paying cash dividends. The facility was collateralized by trade accounts receivable and inventory.

   At December 31, 1997, loan amounts outstanding under the agreement were $5.2 million. In addition, the Company had outstanding, against the revolving line of credit, irrevocable letters of credit amounting to $55,000. At December 31, 1997, the Company's maximum amount available for additional borrowings was $4.8 million.

   Seaboard has a loan from John Wood Group PLC amounting to $3.3 million which is repayable on demand. The loan is used for the purpose of general working requirements. Interest payable on the loan is charged at LIBOR plus 1% which was 6.75% at December 31, 1998.

   Seaboard has a line of credit with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements and provides overdraft and documentary facilities. Interest payable on the overdraft is equal to the bank's base rate plus 1 percent per annum. At December 31, 1998 and 1997, the Bank's Base Rate was 6.25% and 7.25%, respectively. The amount outstanding under this agreement at December 31, 1998 and 1997 was $2.1 million and $1.6 million, respectively.

   The Company believes it will be able to renew the line of credit and loan with John Wood Group PLC so as to ensure that the Company will have sufficient financial resources to fund its working capital requirements through 2000.

8. INCOME TAXES

   The Company records deferred income tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):



                                                December 31,
                                            --------------------
                                               1998       1997
                                            --------- ----------
     Deferred tax assets:
       Net operating loss................   $   3,930   $ 7,827
       AMT credit carryforwards..........         565       373
       Tax over book inventory basis.....       2,981       668
       Allowance for doubtful accounts...         269       236
       Other.............................         564       386
       Valuation allowance...............      (4,495)   (6,800)
                                               -------  -------

       Total deferred tax assets.........   $   3,814   $ 2,690
                                               =======  =======


   The valuation allowance was reduced during 1998 by approximately $2.3 million. At December 31, 1998, the Company had federal net operating loss
   (NOL) carryforwards available to offset future taxable income in the approximate amount of $9.8 million and foreign operating loss carryforwards available to offset taxable income in the approximate amount of $1.9 million. Of these NOL carryforwards, approximately $7.1 million were generated before the Company affected a quasi-reorganization and expire between the years 2001 and 2003. The balance of the NOL carryforwards were generated after the quasi-reorganization and expire in 2009 and 2010. Special limitations exist under the law, which may restrict the utilization of the net loss carryforwards, including the alternative minimum tax.

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

   The following is a summary of the provision for income taxes (in thousands):


                                                   Year Ended December 31,
                                                 ----------------------------
                                                   1998       1997      1996
                                                 --------   --------   ------

   Current - due to alternative minimum tax       $  155    $    97    $  50
   Current - foreign provision                        82         60        -
   Non-cash charge in lieu of income taxes         1,690      3,206      796
   Deferred tax charge                            (1,124)    (1,969)    (273)
                                                  ------    -------    -----
   Provision for income taxes                     $  803    $ 1,394    $ 573
                                                  ======    =======    =====

   The non-cash charges in lieu of income taxes represents the amount of income taxes the Company would pay absent the NOL carryforward which was generated before the Company affected a quasi-reorganization. Such charges are offset within shareholders' equity by an increase in additional paid-in capital.

   The reconciliation between the actual (benefit)/provision recorded for income taxes and the (benefit)/provision for income taxes at the United States federal statutory rate for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                         1998    1997     1996
                                        ------   -----   ------
    U.S. federal statutory rate         (34.0%)  34.0%    34.0%
    Current foreign losses with no
      future tax benefits                41.2%   11.2%       -
    Write-off of Bompet goodwill         95.1%      -        -
    Non-deductible Expenses              83.5%    5.1%     4.3%
    State Taxes                          (3.0%)   3.0%       -
    Other                                 4.8%      _     (2.2)%
                                       -------  -----    -----
    Effective Tax Rate                  187.6%   53.3%    36.1%
                                       ======   =====    =====

     The Company incurred losses in its United Kingdom operations in 1998 and its Venezuela operations in 1997 which management believes may not provide future tax benefits to the Company. The impact of these losses and the provision for income taxes was recorded in the fourth quarters of 1998 and 1997.

9. RELATED PARTY TRANSACTIONS

   The Company and Wood Group have agreed to an annual provision for administrative and financial service fees in amounts to be determined on an annual basis. The Company was charged approximately $898,000, $389,000 and $188,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

   On September 8, 1997, the Company agreed to issue and sell to the Wood Group 6,250,000 shares of the Company's common stock, par value $0.01 per share. The aggregate purchase price for the shares was $10 million, or $1.60 per share.

   On June 6, 1996, the Company agreed to issue and sell to the Wood Group 7,384,616 shares of the Company's common stock, par value $0.01 per share. The aggregate purchase price for the shares was $6 million or $0.8125 per share.

   The Company and Seaboard have various debt agreements with Wood Group. See
   Note 7 for further details.

10. COMMITMENTS AND CONTINGENCIES

   The Company leases office space and various equipment under noncancellable operating leases expiring through 2004. The leases provide for minimum monthly payments, plus in certain instances, payment for taxes, insurance and maintenance. Certain leases also contain renewal options. The Company is liable under noncancellable leases for minimum lease commitment amounts during the five years subsequent to December 31, 1998 as follows (in thousands):

December 31
-----------
   1999                       $ 1,060
   2000                         1,010
   2001                           931
   2002                           795
   2003 and thereafter            516
                              -------
          Total               $ 4,312
                              =======

   Rental expenses for the years ended December 31, 1998, 1997 and 1996 were approximately $1.2 million, $0.7 million and $0.4 million, respectively.

   In connection with the Barton acquisition in late 1993, the Company leased and had an option to purchase, certain real property and equipment from the Barton lenders ("lessors") at any time during the term of the leases, which extended through February, 1998. On September 19, 1997 the Company exercised its option and purchased the real property for $2.4 million.

   Pursuant to the agreement to acquire Church, the Company will pay up to an additional $1.0 million in the event that Church's average earnings in 1999 and 2000 exceed certain thresholds.

   Pursuant to the agreement to acquire Bompet, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000.

   The Company has authorized a long-term incentive program for its key employees. Incentive payments are based on the improvement in pre-tax earnings per share over a stated amount. No amounts have been earned during 1998, 1997 and 1996.


11. PROFIT SHARING AND 401(K) PLANS

   The Company has a defined contribution 401(k) profit sharing plan. The plan covers substantially all employees subject to certain length of service requirements. Contributions are made at the discretion of the Board of Directors. The Company matches employee's contributions up to 6% of their eligible compensation at a rate of 50% of employee contributions. The Company's matching contributions totaled approximately $389,000, $130,000 and $53,000 during the years ended December 31, 1998, 1997 and 1996, respectively.


12.  SUPPLEMENTAL CASH FLOW DISCLOSURES



                            Year Ended         Year Ended         Year Ended
                        December 31, 1998   December 31, 1997   December 31, 1996
                        -----------------   -----------------   -----------------
                         (in thousands)      (in thousands)      (in thousands)

    Cash paid for:
      Interest               $  1,934              $    913             $    324
                             ========              ========             ========

      Income taxes           $    334              $     52             $      0
                             ========              ========             ========

   The Company entered into capital lease obligations of $160,000 and $426,000 during the periods ended December 31, 1997 and 1996, respectively. During the year ended December 31, 1997, the company purchased $785,000 of property, plant and equipment by issuing a note payable to seller.

   Under the Company's cash management system, checks issued but not presented to bank frequently result in overdraft balances for accounting purposes and are classified as "Accounts Payable" in the balance sheet and as Increases/(Decreases) in Bank Overdrafts in the statement of cash flows.

13.  SEGMENT AND RELATED INFORMATION

  The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

  Summarized financial information of the Company's reportable segments for the years ended December 31, 1998, 1997 and 1996 is shown in the following table:

                                           U.S.        Eastern
                                        Operations   Hemisphere     Other     Total
                                        ----------   -----------   -------   --------
  1998
  ----
  Revenues from external customers         $82,143      $17,317     $7,651   $107,111
  Depreciation and amortization              2,130          174        207      2,511
  EBIT (1)                                   1,149         (171)       525      1,503
  Total Assets                             $52,436      $12,858     $6,139   $ 71,433

  1997
  ----
  Revenues from external customers         $65,855      $14,990     $    -   $ 80,845
  Depreciation and amortization              1,682          191          -      1,873
  EBIT (1)                                   3,438          169          -      3,607
  Total Assets                             $52,344      $ 8,039     $    -   $ 60,383

  1996
  ----
  Revenues from external customers         $48,548      $ 2,413     $    -   $ 50,961
  Depreciation and amortization              1,155           57          -      1,212
  EBIT (1)                                   1,657          155          -      1,812
  Total Assets                             $28,816      $ 6,493     $    -   $ 35,209

  (1)  EBIT represents earnings before other (income) expense and taxes.

The following table is a reconciliation of reportable segment EBIT to the Company's consolidated totals:

                                                                                              1998        1997       1996
                                                                                            ---------   --------   --------
  Total EBIT for reportable segments                                                        $  1,503    $ 3,607    $ 1,812
  Other income / (expense)                                                                    (1,931)      (989)      (224)
                                                                                            --------    -------    -------
  Total consolidated income / (loss)
   before taxes                                                                             $   (428)   $ 2,618    $ 1,588
                                                                                            ========    =======    =======

  The following table presents revenues based on the location of the service provided:

                                                                                                1998       1997       1996
                                                                                            --------    -------    -------
  U.S.A.                                                                                    $ 81,138    $64,153    $46,308
  United Kingdom                                                                               4,776      6,704      1,256
  Venezuela                                                                                    8,355        275        555
  United Arab Emirates                                                                         9,358      7,643      1,864
  Other                                                                                        3,484      2,070        978
                                                                                            --------    -------    -------
  Total Revenues                                                                            $107,111    $80,845    $50,961
                                                                                            ========    =======    =======

   The Company had one customer in 1998 which accounted for approximately 15% of its sales. In 1997, the Company had no customer that comprised 10% or more of its sales. The Company had one customer in 1996 which accounted for approximately 10% of its sales.


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            March 31   June 30   Sept. 30    Dec. 31
                                            --------   -------   --------   ---------
                                              (In thousands, except per share data)
1998
----
Net Sales................................    $27,626   $28,355    $27,417    $23,713
Gross profit.............................      7,320     7,943      7,553      4,456
Net income (loss)........................      1,200       745        439     (3,615)
Net income (loss) per share*.............    $  0.04   $  0.03    $  0.02    $ (0.13)
1997
----
Net Sales................................    $16,534   $17,521    $22,208    $24,582
Gross profit.............................      3,956     4,017      5,484      5,608
Net income...............................        220       248        621        135
Net income per share*....................    $   .01   $   .01    $   .03    $  none
* Basic and diluted
