Form 10-K/A
period 1998-12-31
ERC INDUSTRIES INC /DE/
filed 1999-04-30
CIK 775477

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1998
                          -----------------------------------------------------
                                      or
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

            Delaware                                      76-0382879
----------------------------------          ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

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

Documents Incorporated by Reference: None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company presently consists of five directors. These directors are divided into three classes: Class I (two directors), Class II (two directors) and Class III (one director). The term of the Class I directors expires at the Annual Meeting of Stockholders to be held in 2000, the term of the Class II directors expires at the Annual Meeting to be held in 2001, and the term of the Class III directors will expire at the Annual Meeting of Stockholders to be held in 1999.

     The following table sets forth certain information as to the directors and executive officers of the Company:

                                          Positions and Offices            Director
Name and Age                                 With the Company               Since
--------------------------------   ------------------------------------    --------
Jorge E. Estrada, 51               Director                                   1998
                (Class I)
Wendell R. Brooks, 49              Chief Executive Officer and Director       1995
                (Class I)
John Derek Prichard-Jones, 63      Chairman and Director                      1993
                (Class II)
Anthony Howells, 62                Director                                   1996
                (Class II)
Allister Langlands, 41             Director                                   1993
                (Class III)


     JORGE E. ESTRADA joined the Company as a director in March of 1998. Since 1987, Mr. Estrada has been President and Chief Executive Officer of JEMPSA Media & Entertainment, a company which he founded that specializes in the Spanish and Latin American entertainment industry. Since 1993, Mr. Estrada has been a director of Pride International, Inc., a public energy drilling and workover service company based in Houston, Texas. He also serves as a director for Production Operators, Inc., a Delaware corporation, which is engaged in compression and other gas handling services in the oil field services industry. Previously, Mr. Estrada served as President-Worldwide Drilling Division of Geosource, and Vice President of Geosource Exploration Division-Latin America.

     WENDELL R. BROOKS was elected as a Director in August 1995 and Chief Executive Officer in 1998. Mr. Brooks has over 20 years of general management experience in the oil and gas service industry. He has been involved in business development activities, including acquisitions and mergers for Wood Group Petroleum Services, Inc. Mr Brooks currently serves as President and Chief Operating Officer of Wood Group Petroleum Services, Inc. Prior to joining Wood Group, Mr. Brooks served for nine years as President and CEO of Del Norte Technology, Inc., an international supplier of equipment and services to the offshore oil and gas industry. He has been a director of Wood Group since January 1999.

     JOHN DEREK PRICHARD-JONES was elected Chairman of the Company in February 1993. Since 1991, Mr. Jones has served as Chairman and Chief Executive Officer of Wood Group Petroleum Services, Inc., a Houston-based, indirect wholly-owned subsidiary of Wood Group performing administrative services for Wood Group's U.S. operations, and serves in various other capacities for other subsidiaries and affiliates of Wood Group. From 1990 to 1991, Mr. Jones served as Vice President - Manufacturing of Western Atlas Inc., a well logging and seismic company headquartered in Houston, Texas. Mr. Jones served as President of Computalog USA Inc., an oilfield services company having its principal executive offices located in Houston, Texas, from 1989 to 1990.

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

EXECUTIVE OFFICERS

     ALAN D. SENN, age 40, joined the Company in 1978. He has served in all levels of operations including management positions within the Company's U.S. Operations. In June 1998, Mr. Senn was promoted to President and Chief Operating Officer.

     JAMES E. KLIMA, age 50, joined the Company in October 1995 as Vice President and Chief Financial Officer. Mr. Klima has over 20 years of financial management experience and international expertise in the oil and gas industry with such companies as Combustion Engineering, Gray Tool, Vetco Gray and CTC International.

     D. PATRICK GEIGER, age 51, joined the Company in January 1995 as Vice President, General Manager. Mr. Geiger has been in the wellhead and valve business for over 18 years with such companies as Cameron, Gray Tool, Vetco Gray and CTC International. In January 1998, Mr. Geiger was promoted to Executive Vice President.

     HEINRICH LANG, age 60, joined the Company July 1996 in the position of Vice President, Engineering and Business Development. Mr. Lang has over 25 years of experience in the wellhead and valve industry with such companies as Gray Tool, Vetco Gray and Ingram-Cactus.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), the Company believes that, due to an administrative error, Forms 3 required by Section 16(a) of the 1934 Act for Messrs. Senn, Lang, Brooks, Estrada and Howells were not timely filed. Although, none of Messrs. Brooks, Estrada or Howells have ever owned shares of the Company's Common Stock, (i) Mr. Senn's Form 3 indicated ownership of 35,000 units of Stock Appreciation Rights ("SARs") issued in 1997; and (ii) Mr. Lang's Form 3 indicated ownership of 35,000 units of SARs issued in 1997. The Forms 3 for Messrs. Brooks, Estrada and Howells indicate no ownership of the Company's securities. In addition, Forms 4 required by Section 16(a) of the 1934 Act for Messrs. Klima, Geiger, Lang and Senn were not timely filed. Mr. Klima filed a Form 4 in April 1999 with respect to (i) 110,000 shares of the Company's Common Stock sold in September 1996, (ii) 37,000 units of SARs awarded in 1996, (iii) 35,000 units of SARs awarded in 1997 and (iv) 15,000 units of SARs awarded in 1998. Mr. Geiger filed a Form 4 in April 1999 with respect to (i) 29,000 shares of the Company's Common Stock sold in September 1996, (ii) 30,000 units of SARs awarded in 1996, (iii) 35,000 units of SARs awarded in 1997 and (iv) 15,000 units of SARs awarded in 1998. In April 1999, Mr. Lang filed a Form 4 with respect to 15,000 units of SARs awarded in 1998, and Mr. Senn filed a Form 4 with respect to 20,000 units of SARs awarded in 1998. None of the SARs awarded to the individuals named above have ever been exercised. See Item 11. "Executive Compensation - Long Term Incentive Program."

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 1998, December 31, 1997 and December 31, 1996 to the Company's Chief Executive Officer and the other executive officers of the Company who received total annual salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1998, December 31, 1997, and December 31, 1996 (the "Named Executive Officers").


                                               ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                       ------------------------------------   ------------------------------------
                                                                                      AWARDS             PAYOUTS
                                                                              --------------------------  --------
                                                                                            SECURITIES
                                                                              RESTRICTED    UNDERLYING     AWARDS
           NAME &                                             OTHER ANNUAL       STOCK       OPTIONS/       LTIP       ALL OTHER
     PRINCIPAL POSITION         YEAR    SALARY      BONUS     COMPENSATION      AWARDS         SARS       PAYOUTS    COMPENSATION
-----------------------------   ----   ---------   --------   -------------   -----------   -----------   --------   -------------
                                          ($)        ($)           ($)            ($)           (#)          ($)          ($)
Wendell R. Brooks               1998   $178,365    $85,087              --            --            --         --            --
  Chief Executive               1997    156,058     36,305              --            --            --         --            --
  Officer                       1996    138,966     28,592              --            --            --         --            --

Alan D. Senn                    1998   $132,819    $22,903              --            --        20,000         --       $28,349/(2)/
  President & Chief             1997     96,625     19,667              --            --        35,000         --            --
  Operating Officer             1996     78,647      8,000              --            --        30,000         --            --

James E. Klima                  1998   $111,085    $22,722              --            --        15,000         --            --
  Vice President &              1997     96,950     22,530              --            --        35,000         --            --
  Chief Financial Officer       1996     88,925         --              --            --        37,000         --            --

Heinrich Lang/(1)/              1998   $111,431    $23,178              --            --        15,000         --            --
  Vice President-               1997     95,885      9,577              --            --        35,000         --            --
  Engineering & Business        1996     45,000         --              --            --            --         --            --
  Development

Patrick Geiger                  1998   $128,077    $27,993              --            --        15,000         --            --
  Executive Vice                1997    103,269     19,102              --            --        35,000         --            --
  President                     1996    103,210      9,000              --            --        30,000         --       $23,684/(2)/

_______________________
(1) Mr. Lang joined the Company in July 1996.
(2) Amount paid for expenses relating to moving.

     The Company has a defined contribution 401(k) profit sharing plan. The plan covers substantially all employees subject to certain length of service requirements. Contributions are made at the discretion of the Board of Directors. The Company paid $49,000 during 1994 for contributions accrued at December 31, 1993. The Company paid $27,000 during 1995 for contributions accrued at December 31, 1994. No contributions were paid or accrued for the year ended December 31, 1995. In June 1996, the Company began matching employee's contributions up to 6% of their eligible compensation at a rate of 25% of employee contributions, and in January 1998, the Company began matching employee's contributions up to 6% of their eligible compensation at a rate of 50% of employee contributions. The Company's matching contributions totaled approximately $53,000 in 1996, $130,000 in 1997 and $389,000 in 1998.

LONG TERM INCENTIVE PROGRAM

     In November 1994, the Company's Board of Directors approved a long term incentive plan which was amended July 1997 (the "1994 Plan") pursuant to which certain key employees of the Company may receive cash incentives based upon the Company's earnings in given years. Awards may be granted under the 1994 Plan up to an aggregate of 1,386,366 units (the "Units") (such number being subject to antidilution adjustments under certain circumstances) at prices determined by the Board of Directors. Plan participants, awards to participants, exercise prices and performance measurement periods are determined by the Company's Board of Directors.

     Units granted under the Plan may be exercised and converted into cash at such times and in such amounts as set forth in the applicable agreement entered into in connection with the grant (but in no event earlier than three years after the grant of the Units or later than seven years after the grant).
Holders of Units electing to exercise must irrevocably elect in writing to exercise the Units within 30 days after the holder receives the annual statement of value of the Units (the "Window Period"). Such irrevocable election must be delivered to and received by the Board of Directors during such Window Period. The grants vest in increments of 20% beginning with the third year following the date of grant and are fully vested in the seventh year following the date of grant.

     Upon exercise, holders shall be entitled to receive an amount of cash, within 30 days of notice of exercise, equal to the excess of (A) the aggregate Current Value (hereinafter defined) of the Units so exercised over (B) the aggregate price for the Units (as set forth in the individual agreement with holders) so exercised. The Company shall pay to the holder, within 30 days after the exercise date, the cash amount payable to such holder. The Current Value of a Unit shall be determined as of the end of the Company's fiscal year preceding the exercise date (the "Valuation Date"). "Current Value" of a Unit shall mean the average net consolidated pre-tax earnings of the Company for the two (2) years ending prior to the Window Period in which the holder gives notice of his or her election to exercise Units pursuant to the 1994 Plan and the applicable agreement, multiplied by a factor of five (5) and this result shall be the Current Value of the entire Company as of the Valuation Date, and such Current Value shall be divided by the sum of (x) the number of issued and outstanding shares of the Common Stock on the Valuation Date, plus (y) the number of Units which are issued and outstanding on the Valuation Date. For purposes of determining the Company's net consolidated pre-tax earnings (i) the earnings will be determined without taking into account items of exceptional income or exceptional costs and (ii) the earnings shall be adjusted for the pre-tax impact of minority interests.

     The Company's Board of Directors shall administer the 1994 Plan and may, from time to time, amend, suspend or discontinue the 1994 Plan, or amend any Units granted hereunder; provided, that without the written consent of a holder, no amendment or suspension of the 1994 Plan shall substantially impair any Units.

     During the year ended December 31, 1998, the Board granted 215,000 Units to employees of the Company under the 1994 Plan, 65,000 of which were granted to the Named Executive Officers as follows:

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                                  ESTIMATED FUTURE PAYOUTS UNDER
                                             NUMBER OF       PERFORMANCE OR         NON-STOCK PRICE-BASED PLANS
                                           SHARES, UNITS OR     NUMBER OF         ------------------------------
         NAME &                              OTHER RIGHTS     MATURATION OR       THRESHOLD   TARGET     MAXIMUM
   PRINCIPAL POSITION                            (#)              PAYOUT            ($)(1)    ($)(2)      ($)(3)
------------------------------             ----------------   --------------      ---------   --------   --------

Wendell R. Brooks                                 --              --                  --         --         --
   Chief Executive Officer
Alan D. Senn                                    20,000        11-1-1998 to           .38        .19         --
   President & Chief Operating                                 11-1-2005
   Officer
James E. Klima                                  15,000        11-1-1998 to           .38        .19         --
   Vice President & Chief                                      11-1-2005
   Financial Officer
Heinrich Lang                                   15,000        11-1-1998 to           .38        .19         --
   Vice President-Engineering &                                11-1-2005
   Business Development
Patrick Geiger                                  15,000        11-1-1998 to           .38        .19         --
   Executive Vice President                                    11-1-2005

-------------------
(1) Represents the price per Unit (described above).
(2) Represents the Current Value per Unit (described above).
(3) Currently, none of the awards have a Current Value in excess of the price per Unit. However, the 1994 Plan has no maximum amount that can be realized upon an award.

DIRECTOR COMPENSATION

  From 1990 to January 1993, the Company's policy was to provide each director of the Company who was not an employee of the Company and who was not compensated under any other agreement, $20,000 in cash as director's fees for each full year of service, plus $500 per meeting attended. In January 1993, the Company terminated this policy regarding directors' fees and meeting fees for directors who are employed by either the Company or Wood Group. As a result, the only directors who now receive fees for their services as directors are Messrs. Estrada and Howells, who are not employed by either the Company or Wood Group. Messrs. Howells and Estrada receive $10,000 for each full year of service as a director.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

  Compensation decisions with respect to the executive officers of the Company are made by the Board of Directors, which includes John Derek Prichard-Jones, Chairman of the Board, and Wendell R. Brooks, Chief Executive Officer. Mr. Jones does not receive compensation from the Company for his service as Chairman. Mr. Brooks did not participate in any deliberations or votes with respect to his compensation during fiscal 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 29, 1998, by (i) each director, nominee for director and the Chief Executive Officer of the Company,
(ii) all executive officers and directors of the Company as a group, and (iii) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock.

NAME AND ADDRESS OF BENEFICIAL OWNER/(1)/      SHARES OWNED /(2)/   PERCENT OF CLASS
--------------------------------------------   ------------------   -----------------
John Wood Group PLC/(2)/                          24,337,702/(2)/        88.5%/(2)/
Allister G. Langlands/(3)/                             0                    0%

Jorge E. Estrada                                       0                  0%
Wendell R. Brooks/(3)/                                 0                  0%
John Derek Prichard-Jones                              0                  0%
Anthony Howells                                        0                  0%
Directors and Executive Officers
  as a group (5 persons)                               0                  *

________________________________
*Less than 1%

(1) Except as set forth below, the address of each Beneficial Owner is 1441 Park Ten Boulevard, Houston, Texas 77084.
(2) The address of John Wood Group PLC, a corporation registered in Scotland and incorporated under the laws of the United Kingdom ("Wood Group"), is John Wood House, Greenwell Road, East Tullos, Aberdeen, Scotland AB1 4AX.
(3) The directors of Wood Group, which include Messrs. Brooks and Langlands and Sir Ian Wood C.B.E., L.L.D., Chairman and Managing Director of Wood Group, may be deemed the beneficial owners of the Company's Common Stock owned by Wood Group.

Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Includes shares of Common Stock held by spouses and minor children of such persons and corporations in which such persons hold a controlling interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On September 2, 1998, the Company obtained a $22 million secured line of credit with its principal stockholder, John Wood Group PLC. The line has substantially the same terms as the Company's previous line of credit. The new line, payable on demand, expires on September 2, 1999 and bears interest at the U.S. dollar LIBOR rate plus 0.85%, which was approximately 5.9% at December 31, 1998. At December 31, 1998, loan amounts outstanding under the agreement were $15.5 million. On September 11, 1998 the Company repaid its outstanding balance on its previous line of credit with a bank, utilizing the proceeds of the new line of credit.

  Seaboard Lloyd Limited, a private company incorporated in Scotland under the Companies Acts of the United Kingdom and a wholly-owned subsidiary of the Company operating under the name Wood Group Pressure Control Limited ("WGPCL"), has a line of credit with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements and provides overdraft and documentary credit facilities. Interest payable on the overdraft is equal to the bank's base rate plus 1% per annum. At December 31, 1998, the bank's base rate was 6.25%. The amount outstanding under this agreement at December 31, 1998 was $2.1 million.

  WGPCL has a loan from John Wood Group PLC amounting to $3.3 million which is repayable on demand. The loan is used for the purpose of general working requirements. Interest payable on the loan is charged at the Sterling LIBOR rate plus 0.85%. At December 31, 1998, the Bank's Sterling LIBOR rate was 6.25%.

     The Company and Wood Group have agreed to an annual provision for administrative and financial services fees in amounts to be determined on an annual basis. The Company paid or accrued $898,000 in such fees for the fiscal year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ERC INDUSTRIES, INC.
                                        --------------------------




Dated: April 30, 1999                   /s/ JAMES E. KLIMA
                                        --------------------------
                                        James E. Klima
                                        Vice President & Chief Financial Officer