Form 10-Q
period 1999-03-31
ERC INDUSTRIES INC /DE/
filed 1999-05-17
CIK 775477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  _________ to _________

Commission File No. 0-14439

                             ERC INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        76-0382879
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
  incorporation or organization)

1441 Park Ten Boulevard, Houston, Texas                      77084
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (281) 398-8901
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   x   No
                                     -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at May 13, 1999
      -----------------------------             ----------------------------
      Common stock, $0.01 par value                  27,498,272  shares

                             ERC INDUSTRIES, INC.

                                     INDEX



                                                                     PAGE

PART I


Financial Information:

  Condensed Consolidated Balance Sheet -
     March 31, 1999 and December 31, 1998...........................   2

  Condensed Consolidated Statement of Operations
     Three Months Ended March 31, 1999 and 1998.....................   3

  Condensed Consolidated Statement of Shareholders' Equity
     Three Months Ended March 31, 1999..............................   4

  Condensed Consolidated Statement of Comprehensive Income (Loss)
     Three Months Ended March 31, 1999 and 1998.....................   5

  Condensed Consolidated Statement of Cash Flows
     Three Months Ended March 31, 1999 and 1998.....................   6

  Notes to Condensed Consolidated Financial Statements..............   7

  Management's Discussion and Analysis..............................   8


PART II

Other Information..................................................   12

  Signature Page...................................................   13

                         PART I. FINANCIAL INFORMATION
                            ERC  INDUSTRIES,  INC.
                     CONDENSED CONSOLIDATED BALANCE  SHEET
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                              March 31,         December 31,
                                                                                1999                1998
                                                                            ----------          -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                $    1,493           $    2,019
   Trade accounts receivable, net of allowance for
     doubtful accounts of $821 and $773, respectively                           17,951               20,198
   Inventory                                                                    27,173               29,959
   Prepaid expenses and other current assets                                     2,553                2,370
   Deferred tax asset                                                            3,814                3,814
                                                                            ----------          -----------
          Total current assets                                                  52,984               58,360

Property, plant and equipment, net                                               8,624                8,914
Excess cost over net assets acquired, net                                        4,011                4,159
                                                                            ----------          -----------
          Total assets                                                      $   65,619          $    71,433
                                                                            ==========          ===========
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
   Line of credit from banks                                                $    2,953          $     2,052
   Line of credit from parent                                                   16,008               18,828
   Current portion of long-term debt                                             1,013                1,237
   Accounts payable                                                              6,488                8,995
   Other accrued liabilities                                                     4,980                5,236
                                                                            ----------          -----------
          Total current liabilities                                             31,442               36,348

Long-term debt                                                                   2,555                2,710
                                                                            ----------          -----------
TOTAL LIABILITIES                                                               33,997               39,058
                                                                            ----------          -----------

Commitments and contingencies                                                        -                    -

Shareholders' equity:
   Preferred stock, par value $1; authorized and
     unissued - 10,000,000 shares                                                    -                    -
   Common stock, par value $0.01; authorized - 30,000,000 shares;
     27,498,272 issued and outstanding                                             275                  275
   Additional paid-in capital                                                   26,532               26,532
   Retained earnings                                                             4,823                5,545
   Accumulated other comprehensive income                                           (8)                  23
                                                                            ----------          -----------
          Total Shareholders' Equity                                            31,622               32,375
                                                                            ----------          -----------
Total liabilities and stockholders' equity                                  $   65,619          $    71,433
                                                                            ==========          ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.


                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                          Three Months
                                                             Ended
                                                           March 31,
                                                      --------------------
                                                         1999      1998
                                                      ---------  ---------
Revenues                                               $20,401   $27,626

Cost of goods sold                                      15,661    20,306
                                                       -------   -------
     Gross profit                                        4,740     7,320

Selling, general and administrative expenses             5,203     5,086
                                                       -------   -------

Operating (loss) income                                   (463)    2,334
                                                       -------   -------
Other (income) expense:
   Interest expense                                        426       341
   Other, net                                                -       (74)
                                                       -------   -------
                                                           426       267
                                                       -------   -------

(Loss) income before provision for income taxes           (889)    1,967

(Benefit from) provision for income taxes                 (167)      767
                                                       -------   -------

Net (loss) income                                      $  (722)  $ 1,200
                                                       =======   =======

Basic income per share                                 $ (0.03)  $  0.04
                                                       =======   =======

Weighted average number of shares
   outstanding                                          27,498    27,242
                                                       =======   =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS'EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                   ADDITIONAL                     ACCUMULATED OTHER
                                                                                    PAID-IN            RETAINED     COMPREHENSIVE
                                                      COMMON STOCK                  CAPITAL            EARNINGS         INCOME
                                                --------------------------       ------------        -----------  ------------------
                                                 SHARES            AMOUNT
                                                --------         ---------
Balance as of December 31, 1998                   27,498             275              26,532             5,545             23
  Net loss                                             -               -                   -              (722)             -
  Other comprehensive income                           -               -                   -                 -            (31)
                                                -----------------------------------------------------------------------------------

Balance as of March 31, 1999                      27,498         $   275           $  26,532          $  4,823           $ (8)
                                                ===================================================================================










                  The accompanying notes are an integral part of the condensed consolidated financial statements.


                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                      Three Months Ended March 31,
                                           ------------------------------------------------
                                                      1999                       1998
                                           --------------------        --------------------

Net (loss) income                              $           (722)           $          1,200

Other comprehensive (loss) income                           (31)                         29
                                           --------------------        --------------------

Total comprehensive (loss) income              $           (753)           $          1,229
                                           ====================        ====================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                ---------------------------------------------
                                                                      1999                           1998
                                                                ----------------                -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

    Net cash provided by (used in) operating activities         $          1,733                $      (5,301)
                                                                ----------------                -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                         -                       (2,520)
    Purchases of property, plant and equipment                              (221)                        (674)
    Proceeds from sale of property, plant and equipment                       36                            -
                                                                ----------------                -------------

         Net cash used in investing activities                              (185)                      (3,194)
                                                                 ----------------                -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Line of credit borrowings from parent company, net                     (2,820)                           -
   Line of credit borrowings from banks, net                                 901                        9,138
   Principal payments on long-term debt and capital
      lease obligations                                                     (155)                        (481)
                                                                ----------------                -------------
           Net cash (used in) provided by financing
            activities                                                    (2,074)                       8,657
                                                                ----------------                -------------

Effect of exchange rate changes on cash                                        -                           32
                                                                ----------------                -------------

   Net increase  (decrease) in cash and cash equivalents                    (526)                         194

   Cash and cash equivalents, beginning of period                          2,019                            -
                                                                ----------------                -------------

   Cash and cash equivalents, end of period                     $          1,493                $         194
                                                                ================                =============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The information contained herein with respect to March 31, 1999 and the three months ended March 31, 1999 and 1998, has not been audited but was prepared in conformity with the accounting principles and policies described in the ERC Industries, Inc. (the "Company") annual report (Form 10-K) for the year ended December 31, 1998. Included are all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial information for the three months ended March 31, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year.

(2)  Acquisitions:

     On February 2, 1998, the Company entered into a definitive purchase agreement for the acquisition of Bompet, a Venezuelan company. In connection with the transaction, the Company paid the sole Bompet stockholder; Inversiones Western C.A., a purchase price of $2.6 million.
     In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000. No amount has been accrued or paid in respect of this commitment as of March 31, 1999.

     The acquisition of Bompet was accounted for under the purchase method of accounting and the purchase price was allocated as follows (in thousands):


                Cash                                        $    80
                Accounts Receivable                           2,556
                Inventory                                     1,784
                Property, Plant and Equipment                   556
                Other Assets                                     15
                Excess Cost Over Net Assets Acquired          1,213
                Accounts Payable                             (1,438)
                Accrued Expenses                             (1,298)
                Long-Term Debt-Current and Non-Current         (868)
                                                            -------
                                                             $2,600
                                                            =======

     The pro-forma impact of the Bompet acquisition on the Company's 1998 results of operations is not material. During the fourth quarter of 1998, Bompet was advised that it had lost its contract with its major customer. As a result of the loss of this contract, the Company determined that its investment in Bompet was impaired and accordingly wrote off the goodwill arising from the acquisition of Bompet.

(3)  Segment and Related Information

     The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     Summarized financial information of the Company's reportable segments for the quarters ended March 31, 1999 and 1998 is shown in the following table:


                                             U.S.        Eastern
                                          Operations    Hemisphere    Other    Total
                                          ----------    ----------   ------  ---------
  1999
  ----
  Revenues from external customers         $14,002       $ 5,484   $  915    $20,401
  EBIT (1)                                    (622)          251      (92)      (463)
  Total Assets                             $48,020       $11,993   $5,606    $65,619

  1998
  ----
  Revenues from external customers         $21,390       $ 3,835   $2,401    $27,626
  EBIT (1)                                   1,359           491      484      2,334


(1)  EBIT represents earnings before other (income) expense and taxes.


The following table is a reconciliation of reportable segment EBIT to the Company's consolidated totals:

                                              1999          1998
                                             ------        ------
  Total EBIT for reportable segments         $ (463)       $2,334
  Other (expense)                              (426)         (367)
                                             ------        ------
  Total consolidated (loss) income
   before taxes                              $ (889)       $1,967
                                             ======        ======

(4)  Subsequent Event

On May 14, 1999, the Company, in a privately-negotiated transaction (the "Pressure Control Acquisition"), completed its acquisition from John Wood Group PLC ("Wood Group") of all of the outstanding capital stock of Wood Group Pressure Control Holdings Limited, a company incorporated in Scotland under the Companies Act of the United Kingdom ("WGPCHL"). Prior to the Pressure Control Acquisition, WGPCHL was a wholly-owned subsidiary of Wood Group. The sole assets of WGPCHL consist of all of the issued and outstanding capital stock of each of Wood Group Engineering Services (Peterhead) Limited and Wood Group Engineering (Middle East) Limited, which in turn beneficially owns Arabian Oil Equipment Services LLC (collectively, the "Group Companies"). The Group Companies market, manufacture and service products used in the drilling and production segment of the Oil and Gas Industry, primarily consisting of the repair and overhaul of valves and wellheads.

In connection with the transaction and in exchange for all of the shares of the capital stock of WGPCHL, the Company issued to Wood Group 1,350,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), representing approximately 0.5% of the currently issued and outstanding shares of Common Stock. In addition, the Company issued 1,850,000 shares of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock), which is only convertible following approval of the conversion by the Company's stockholders.

                              ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement for Purposes of Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, the condition of the capital and equity markets, and other risk factors identified herein.


Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was down 44.4% to 538 for the three months ended March 31, 1999, compared with 968 for the three months ended March 31, 1998. The average actual rig count for the three months ended March 31, 1999 as compared to the three months ended December 31, 1998 declined 24.2% from 710 to 538. The average active rig count is an important indicator of activity levels in the market in which the Company operates.

The Company's revenues decreased by $7.2 million to $20.4 million for the three months ended March 31, 1999 from $27.6 million for the three months ended March
31, 1998.   The decrease in revenues is principally due to the decline in the number of rigs utilized which has had an adverse impact on the level of demand for the Company's products.

The gross profit for the three months ended March 31, 1999 decreased by $2.6
million to $4.7 million from $7.3 million for the same period last year.   Gross
profit as a percentage of revenues was 23.2% for the three months ended March 31, 1999 as compared with 26.5% for the three months ended March 31, 1998. The decrease was primarily due to the need to lower margins in order to retain business during a period of reduced rig activity.

Selling, general and administrative expenses increased by $0.1 million for the three months ended March 31, 1999. The increase is attributable to termination costs of $0.3 million incurred by the Quantify termination costs as it reduced its headcount to reflect lower levels of activity. The increase in selling, general and administrative expenses, as a percentage of sales to 25.5% in the first three months of 1999 compared with 18.4% for the first three months of 1998, is due to reduced revenues.

The Company generated an operating loss of $0.9 million for the three months ended March 31, 1999 compared with operating income of $2.0 million for the three months ended March 31, 1998. The decrease in operating income was due to reduced sales volume and resulting gross profit.

Other (income) expense increased by $0.1 million for the three months ended March 31, 1999 over the same period in 1998. This was principally due to an increase in interest expense as a result of higher inventory and receivables levels which required an increase in borrowing from the company's lines of credit.

The provision for income taxes for the three months ended March 31, 1999 and 1998 resulted in a benefit of $167,000 and expense of $767,000, respectively. The effective tax rate decreased from 39% in 1998 to 19% in 1999 primarily because management believes the losses incurred by its U.K. and Venezuela operations during the period to March 1999 may not provide future tax benefits to the Company.


Liquidity and Capital Resources

On January 20, 1999, the Company obtained a $2 million unsecured line of credit with a U.S. bank, which is guaranteed by the Company's principal stockholder, John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements, and $1.3 million was available for additional borrowings on the line of credit at March 31, 1999.

On September 2, 1998, the Company obtained a $22 million line of credit with John Wood Group PLC. At March 31, 1999, $9.2 million was available for additional borrowings under this line of credit.

The Company's United Kingdom subsidiary ("WGPCUK") has a line of credit with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The line of credit is issued for the purpose of general working capital requirements and provides overdraft and documentary credit facilities.

WGPCUK also has a loan from John Wood Group PLC amounting to $3.3 million, which is repayable on demand. The loan is used for the purpose of general working requirements.

The Company believes it will be able to renew the line of credit and loan with John Wood Group PLC so as to ensure that the Company will have sufficient financial resources to fund its working capital requirements through 2000.

Working capital at March 31, 1999 was $21.5 million compared to $22.0 million at December 31, 1998. The Company currently anticipates incurring capital expenditures of $0.6 million through the fiscal year ending December 31, 1999. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.

Year 2000 Date Conversion

A plan has been put in place to identify, quantify and correct systems, products, services, and sources of supply, which may be adversely affected by the Year 2000 `problem'. We are also taking advantage of this detailed review to quantify the scale of the problem to standardize and replace aging systems.

Awareness and investigation phase began in late 1997 and, during the course of 1998, a Year 2000 Project Team, supported by high level management, was assigned. Equipment and software inventory along with compliance and risk has been quantified. Cost estimates for replacement and/or correction of problem have been determined. All the main replacement financial, operating and information systems are now either implemented or in the process of installation. The Year 2000 plans are designed to have all business critical elements compliant by 3rd quarter 1999, with the additional objective of minimizing the impact in current business operations.

We expect that the current schedules will allow adequate time for testing, and progress at all sites is monitored and reported to senior management on a monthly basis.

To address the business risk from the third parties, we have contacted all critical suppliers and customers, and are maintaining a database of their plans and intentions. Alternative sources will be established for those who pose any major risk to our business.

Naturally, we cannot be certain of avoiding a business disruption; for example a noncompliance in our suppliers supply chain may ultimately affect our business. Contingency plans are also being developed to minimize any risk.

The cost associated with Year 2000 compliance amounted to approximately $1 million in 1998 and it is envisaged that total expenditure will not exceed $2 million through to 2000. This project includes investment in capital cost for new systems which are deemed necessary and which eliminate the need to test and modify existing systems.

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


Item 2.  Changes in Securities.

         None.

         During the three months ended March 31, 1999, the Company made no unregistered sales of its equity securities.


Item 3.  Defaults Upon Senior Securities.

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits:
             10.1 Promissory Note dated January 20, 1999 with Bank One Oklahoma, N.A.(1).

             27.1   Financial Data Schedule(1).

        (b)  Reports on Form 8-K:

             During the first quarter of the fiscal year ended December 31, 1999, the Company filed no reports on Form 8-K.

             _______________________
             (1)  Filed herewith.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 17, 1999                       ERC INDUSTRIES, INC.
                                         --------------------------------


                                         /s/ Alan D. Senn
                                         --------------------------------
                                             Alan D. Senn
                                         President and Chief Operating Officer



                                         /s/ James E. Klima
                                         --------------------------------
                                             James E. Klima
                                         Vice President and Chief Financial
                                         Officer