Form 10-Q
period 1999-06-30
ERC INDUSTRIES INC /DE/
filed 1999-08-16
CIK 775477

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

Commission File No. 0-14439

                             ERC INDUSTRIES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     76-0382879
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

1441 Park Ten Boulevard, Houston, Texas                     77084
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

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 13, 1999
            -----                             ------------------------------
   Common stock, $0.01 par value              28,848,272 shares

            Class                             Outstanding at August 13, 1999
            -----                             ------------------------------
   Preferred stock, $1.00 par value           1,850,000 shares

                              ERC INDUSTRIES, INC.



                                 INDEX


                                                            PAGE
PART I

Item 1:  Financial Information

Condensed Consolidated Balance Sheet -
     June 30, 1999 and December 31, 1998...........................    2

  Condensed Consolidated Statement of Operations
     Three and Six Months Ended June 30, 1999 and 1998.............    3

  Condensed Consolidated Statement of Shareholders' Equity
     Six Months Ended June 30, 1999................................    4

  Condensed Consolidated Statement of Comprehensive Income (Loss)
     Three and Six Months Ended June 30, 1999 and 1998.............    5

  Condensed Consolidated Statement of Cash Flows
     Six Months Ended June 30, 1999 and 1998.......................    6

  Notes to Condensed Consolidated Financial Statements.............    7

Item 2: Management's Discussion and Analysis.......................   11

Item 3: Quantitative and Qualitative Disclosures About Market Risk.   14


PART II

OTHER INFORMATION..................................................   15

  Signature Page...................................................   16

                         PART I. FINANCIAL INFORMATION
                            ERC  INDUSTRIES,  INC.
                     CONDENSED CONSOLIDATED BALANCE  SHEET
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                             December 31,
                                                                       June 30,                  1998
                                                                         1999                 (restated)
                                                                       --------              ------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  1,536                $  2,246
   Trade accounts receivable, net of allowance for
     doubtful accounts of $854 and $825, respectively                    16,676                  22,634
   Inventory                                                             29,867                  31,853
   Prepaid expenses and other current assets                              3,281                   2,546
   Deferred tax asset                                                     3,719                   3,814
                                                                       --------                --------
          Total current assets                                           55,079                  63,093

Property, plant and equipment, net                                        9,857                   9,990
Excess cost over net assets acquired, net                                 3,940                   4,231
                                                                       --------                --------
          Total assets                                                 $ 68,876                $ 77,314
                                                                       ========                ========
LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
   Line of credit from banks                                           $  7,089                $  3,881
   Line of credit from parent                                            15,084                  19,509
   Current portion of long-term debt                                      1,001                   1,237
   Accounts payable                                                       7,553                  10,645
   Other accrued liabilities                                              5,279                   6,465
                                                                       --------                --------
          Total current liabilities                                      36,006                  41,737

Deferred tax liability                                                        -                     100
Long-term debt                                                            2,541                   2,710
                                                                       --------                --------
TOTAL LIABILITIES                                                        38,547                  44,547
                                                                       --------                --------
Commitments and contingencies                                                 -                       -

Shareholders' equity:
   Preferred stock, par value $1; authorized - 10,000,000 shares
     1,850,000 issued and outstanding                                     1,850                   1,850
   Common stock, par value $0.01; authorized - 40,000,000 shares;
     28,848,272 issued and outstanding                                      289                     289
   Additional paid-in capital                                            25,946                  25,946
   Retained earnings                                                      2,295                   4,671
   Accumulated other comprehensive income                                   (51)                     11
                                                                       --------                --------
TOTAL SHAREHOLDERS' EQUITY                                               30,329                  32,767
                                                                       --------                --------
          Total liabilities and stockholders' equity                   $ 68,876                $ 77,314
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

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT  OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                           Three                           Six
                                                       Months Ended                     Months Ended
                                                          June 30,                        June 30,
                                                 ------------------------         -----------------------
                                                    1999           1998             1999            1998
                                                   ------         ------           ------          ------
                                                                (restated)                       (restated)
Revenues                                         $ 18,711        $ 31,468         $41,377         $60,925
Cost of goods sold                                 14,500          23,041          32,142          44,632
                                               ----------      ----------      ----------      ----------
     Gross profit                                   4,211           8,427           9,235          16,293
Selling, general and administrative expenses        5,171           6,311          10,652          11,860
                                               ----------      ----------      ----------      ----------
Operating (loss) income                              (960)          2,116          (1,417)          4,433
                                               ----------      ----------      ----------      ----------
Other (income) expense:
   Interest expense                                   398             478             869             838
   Other, net                                           -             (21               -             (95)
                                               ----------      ----------      ----------      ----------
                                                      398             457             869             743
                                               ----------      ----------      ----------      ----------
(Loss) income before provision for
 income taxes                                      (1,358)          1,659          (2,286)          3,690
(Benefit from) provision for income taxes             257             693              90           1,460
                                               ----------      ----------      ----------      ----------
Net (loss) income                                $ (1,615)            966         $(2,376)        $ 2,230
                                               ==========      ==========      ==========      ==========
Basic income per share
   Basic                                         $  (0.06)        $  0.03         $ (0.08)        $  0.08
                                               ==========      ==========      ==========      ==========
   Diluted                                       $  (0.05)        $  0.03         $ (0.08)        $  0.07
                                               ==========      ==========      ==========      ==========
Weighted average number of shares
   outstanding
   Basic                                       28,848,272      28,848,272      28,848,272      28,848,272
                                               ==========      ==========      ==========      ==========
   Diluted                                     30,698,272      30,698,272      30,698,272      30,698,272
                                               ==========      ==========      ==========      ==========

              The accompanying notes are an integral part of the

                  condensed consolidated financial statements

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                          ADDITIONAL                             ACCUMULATED OTHER
                                      PREFERRED          COMMON            PAID-IN           RETAINED             COMPREHENSIVE
                                        STOCK            STOCK             CAPITAL           EARNINGS                 INCOME
                                      ---------          -------          ----------         --------            -----------------
Balance as of December 31, 1998
  (restated)                          $1,850            $289             $25,946           $  4,671                    $ 11

  Net loss                                 -               -                   -            (2,376)                      -

   Other comprehensive loss                -               -                   -                 -                     (62)
                                      ------            ----             -------           -------                    -----
Balance as of June 30, 1999           $1,850            $289             $25,946           $ 2,295                    $(51)
                                      ======            ====             =======           =======                    =====

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                              ERC INDUSTRIES, INC
        CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                (in thousands)
                                  (unaudited)

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                June 30,
                                                 ---------------------     -------------------
                                                   1999          1998          1999      1998
                                                ---------      --------      -------    ------
                                                              (restated)              (restated)
Net (loss) income                               $  (1,615)     $    966      $(2,376)   $2,230

Other comprehensive (loss) income                     (31)          (10)         (62)       19
                                                ---------      --------      -------    ------

Total comprehensive (loss) income               $  (1,646)     $    956      $(2,438)   $2,249
                                                =========      ========      =======    ======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC  INDUSTRIES,  INC
               CONDENSED CONSOLIDATED STATEMENT  OF  CASH  FLOWS
                                (in thousands)
                                  (unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                         --------------------------------------
                                                               1999                  1998
                                                         ----------------      ----------------
                                                                                  (restated)
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

    Net cash provided by (used in) operating activities       $ 2,019              $(10,358)
                                                              -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                              -                (2,520)
    Purchases of property, plant and equipment                 (1,222)               (1,440)
    Proceeds from sale of property, plant and equipment           115                    32
                                                              -------              --------
         Net cash used in investing activities                 (1,107)               (3,928)
                                                              -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Line of credit borrowings from parent company, net          (4,425)               14,558
   Line of credit borrowings from banks, net                    3,208                   511
   Principal payments on long-term debt and capital
      lease obligations                                          (405)                 (546)
                                                              -------              --------

           Net cash (used in) provided by financing
            activities                                         (1,622)               14,523
                                                              -------              --------

Effect of exchange rate changes on cash                             -                     9
                                                              -------              --------

   Net increase  (decrease) in cash and cash equivalents         (710)                  246

   Cash and cash equivalents, beginning of period               2,246                    79
                                                              -------              --------

   Cash and cash equivalents, end of period                   $ 1,536              $    325
                                                              =======              ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The information contained herein with respect to June 30, 1999 and the three and six months ended June 30, 1999 and 1998, has not been audited but was prepared in conformity with the accounting principles and policies described in the ERC Industries, Inc. (the "Company") annual report (Form 10-K) for the year ended December 31, 1998. Included are all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six months ended June 30, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year.

     The Company has restated the previously issued financial statements as of December 31, 1998 and for the three and six months ended June 30, 1998 to reflect the acquisition on May 14, 1999 of all of the outstanding capital stock of Wood Group Pressure Control Holdings Limited, ("WGPCHL") a company incorporated in Scotland under the Companies Act of the United Kingdom. Prior to the acquisition, WGPCHL was a wholly owned subsidiary of John Wood Group PLC ("Wood Group"). WGPCHL owned Wood Group Pressure Control and Engineering Services Limited and Wood Group (Middle East) Limited, the latter of which beneficially owns Wood Group Pressure Control (Arabian) LLC (collectively, the "Group Companies").

     With the Company and the Group Companies all being under the common control of the Wood Group, the above transaction has been accounted for similar to a pooling of interests. The historical financial statements of the Company for periods prior to the consummation of the acquisition have been restated as though the Companies had been combined from the period when they first were under common control of the Wood Group.

(2)  Acquisitions:

     On February 2, 1998, the Company entered into a definitive purchase agreement for the acquisition of Bompet, C.A. ("Bompet"), a Venezuelan company. In connection with the transaction, the Company paid the sole Bompet stockholder, Inversiones Western C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000. No amount has been accrued or paid in respect of this commitment as of June 30, 1999.

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

     As noted at (1) above, on May 14, 1999, the Company, in a privately negotiated transaction (the "Pressure Control Acquisition"), completed its acquisition from Wood Group of all of the outstanding capital stock of WGPCHL. In connection with the transaction and in exchange for all of the shares of the capital stock of WGPCHL, the Company issued to Wood Group, 1,350,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), representing approximately 0.5% of the currently issued and outstanding shares of Common Stock. In addition, the Company issued 1,850,000 shares of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock").

     The Series A Preferred Stock has a liquidation preference of $1.00 per share and an annual dividend of $0.01 per share beginning in January 2000. Each share of Series A Preferred Stock will be convertible into one share of the Company's common stock, following the approval of the Company's stockholders of such conversion.

     Combined and separate results of operations of the Company prior to consummation of the transaction for the restated periods are as follows:

                                                                    WGPC          WGPC
                                                        Company   (Arabian)   Eng. Services   Combined
                                                        -------   ---------   -------------   --------
       Three months ended June 30, 1998
        (unaudited)
       Revenues                                         $28,355     $  817           $2,296    $31,468
          Profit before provision for income taxes      $ 1,364     $   91           $  204    $ 1,659
          Net income                                    $   745     $   91           $  130    $   966
       Six months ended June 30, 1998
         (unaudited)
       Revenues                                         $55,981     $1,302           $3,642    $60,925
          Profit before provision for income taxes      $ 3,331     $  147           $  212    $ 3,690
          Net income                                    $ 1,945     $  147           $  138    $ 2,230

       Three months ended March 31, 1999
         (unaudited)
       Revenues                                         $20,401     $  533           $1,732    $22,666
          Profit (loss) before provision for
            income taxes                                $  (889)    $ (156)          $  117    $  (928)
          Net income (loss)                             $  (722)    $ (156)          $  119    $  (759)

(3)  Segment and Related Information

     The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     Summarized financial information of the Company's reportable segments for the three and six months ended June 30, 1999 and 1998 is shown in the following table:

                                              U.S.         Eastern
                                           Operations    Hemisphere     Other     Total
                                           -----------   -----------   -------   --------

     Three months ended June 30, 1999
     Revenues from external customers         $11,840       $ 5,348    $1,523    $18,711
     EBIT (1)                                    (855)         (131)       26       (960)
     Total Assets                             $44,653       $17,897    $6,326    $68,876

     Three months ended June 30, 1998
     Revenues from external customers         $22,109       $ 7,290    $2,069    $31,468
     EBIT (1)                                   1,626           577       (87)     2,116

     Six months ended June 30, 1999
     Revenues from external customers         $25,693       $13,246    $2,438    $41,377
     EBIT (1)                                  (1,581)          249       (85)    (1,417)

     Six months ended June 30, 1998
     Revenues from external customers         $43,513       $12,942    $4,470    $60,925
     EBIT (1)                                   3,038           929       466      4,433

(1)  EBIT represents earnings before other (income) expense and taxes.


     The following table is a reconciliation of reportable segment EBIT to the Company's consolidated totals:


                                                         Three Months Ended                 Six Months Ended
                                                               June 30                           June 30
                                                         1999             1998            1999            1998
                                                       -------           ------         -------          ------
                                                                     (restated)                       (restated)
     Total EBIT for reportable segments               $  (960)          $2,116         $(1,417)         $4,433
     Other expense                                        398              457             869             743
                                                      -------           ------         -------          ------
     Total consolidated (loss) income
     before taxes                                     $(1,358)          $1,659         $(2,286)         $3,690
                                                      =======           ======         =======          ======

(4)  Debt

     On January 20, 1999, the Company obtained a $2 million unsecured line of credit with a U.S. bank, which is guaranteed by the Company's principal stockholder, John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements, and $0.4 million was available for additional borrowings on the line of credit at June 30, 1999.

     Wood Group Pressure Control and Engineering Services Limited has a line of credit with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The line of credit is issued for the purpose of general working capital requirements and provides overdraft and documentary credit facilities.

     The Company's Abu Dhabi subsidiary has a line of credit of up to DHS 2 million ($545,000) with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements and provides overdraft and documentary facilities. In addition, the subsidiary has a loan of DHS 2.5 million ($681,000) from John Wood Group PLC.

                              ERC INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the effects of and risks associated with acquisitions, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, the condition of the capital and equity markets, and other risk factors identified herein.

Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was down 41.3% to 537 for the six months ended June 30, 1999, compared with 915 for the six months ended June 30, 1998. The average actual rig count for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998 declined 39.6% from 865 to
523. The average active rig count is an important indicator of activity levels in the market in which the Company operates.

The Company's revenues decreased by $12.8 million (40.5%) to $18.7 million for the three months ended June 30, 1999, from $31.5 million for the three months
ended June 30, 1998.   In addition, the Company's six month revenues decreased
by $19.5 million (32%) to $41.4 million for the six months ended June 30, 1999, from $60.9 million for the six months ended June 30, 1998. The decrease in revenues is principally due to the decline in the number of rigs utilized which has had an adverse impact on the level of demand for the Company's products.

The gross profit for the three months ended June 30, 1999 decreased by $4.2
million to $4.2 million from $8.4 million for the same period last year.   The
gross profit for the six months ended June 30, 1999 decreased by $7.1 million to $9.2 million, from $16.3 million for the same period in 1998. Gross profit as a percentage of sales was 22.5% and 22.3% for the three and six months ended June 30, 1999 as compared with 26.8% and 26.7% for the three and six months ended
June 30, 1998, respectively.   The decrease in gross profit percentage compared
to last year is due primarily to the need to lower prices in order to retain business during a period of reduced rig activity.

Selling, general and administrative expenses decreased by $1.1 million for the three months ended June 30, 1999 as compared with the same three month period for 1998. The same expenses decreased by $1.2 million to $10.7 million for the six months ended June 30, 1999 from $11.9 million for the six months ended June

30, 1998. The decrease arises from reductions in headcount and other administrative costs to reflect lower levels of activity. Selling, general and administrative expenses, as a percentage of sales were 25.7% in the first six months of 1999, compared with 19.5% for the first six months of 1998. These expenses increased as a percentage of sales from 20% in the three months ended June 30, 1998 to 27.6% for the three months ended June 30, 1999.

The Company incurred operating losses of $1.0 million and $1.4 million for the three and six months ended June 30, 1999 compared with operating income of $2.1
million and $4.4 million for the three and six months ended June 30, 1998.   The
decrease in operating income is due to reduced sales volume and resulting gross profit.

Other (income) expense was $0.4 million for the three months ended June 30, 1999, compared to $0.5 million for the same period in 1998. Other (income) expense for the six months ended June 30, 1999 at $0.9 million was $0.2 million higher than the $0.7 million shown for the same period in 1998.

The provision for income taxes for the three and six months ended June 30, 1999 was $0.3 million and $0.1 million respectively compared to provisions of $0.7 million and $1.5 million for the equivalent periods in 1998. The high effective tax rate in 1999 is due primarily to management's current estimate that tax losses incurred this year may not provide future tax benefits to the Company. As a result of this change in estimate, management has reversed the tax benefit of $167,000 recorded during the three months ended March 31, 1999.

Liquidity and Capital Resources

On January 20, 1999, the Company obtained a $2 million unsecured line of credit with a U.S. bank, which is guaranteed by the Company's principal stockholder, John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements, and $0.4 million was available for additional borrowings on the line of credit at June 30, 1999.

On September 2, 1998, the Company obtained a $22 million line of credit with John Wood Group PLC. At June 30, 1999, $10.75 million was available for additional borrowings under this line of credit.

The Company's United Kingdom subsidiaries have lines of credit with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The lines of credit are issued for the purpose of general working capital requirements and provide overdraft and documentary credit facilities.

Wood Group Pressure Control Limited also has a loan from John Wood Group PLC amounting to $3.2 million, which is repayable on demand. The loan is used for the purpose of general working requirements.

The Company's Abu Dhabi subsidiary has a line of credit of up to DHS 2 million ($545,000) with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements and provides overdraft and documentary facilities. In addition, the subsidiary has a loan of DHS 2.5 million ($681,000) from John Wood Group PLC.

The Company believes it will be able to renew the line of credit and loans with Wood Group and therefore will have sufficient financial resources to fund its working capital requirements through 2000.

Working capital at June 30, 1999 was $19.1 million compared to $21.4 million at December 31, 1998. The Company currently anticipates incurring capital expenditures of $1.2 million through the fiscal year ending December 31, 1999. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.

Year 2000 Date Conversion

A plan has been put in place to identify, quantify and correct systems, products, services, and sources of supply, which may be adversely affected by the Year 2000 `problem'. We are also taking advantage of this detailed review to quantify the scale of the problem to standardize and replace aging systems.

Awareness and investigation phase began in late 1997 and, during the course of 1998, a Year 2000 Project Team, supported by high level management, was assigned. Equipment and software inventory along with compliance and risk has been quantified. Cost estimates for replacement and/or correction of problem have been determined. All the main replacement financial, operating and information systems are now either implemented or in the process of installation. The Year 2000 plans are designed to have all business critical elements compliant by October 1999, with the additional objective of minimizing the impact in current business operations.

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

Naturally, we cannot be certain of avoiding a business disruption; for example a noncompliance in our suppliers supply chain may ultimately affect our business. If we or the third parties on which we principally rely are unable to address these issues in a timely manner, a material adverse impact on our results of operations, cash flows and financial position could occur. However, contingency plans are also being developed to minimize any risk.

The cost associated with Year 2000 compliance amounted to approximately $1 million in 1998 and it is envisaged that total expenditure will not exceed $2 million through to 2000. This project includes investment in capital cost for new systems which are deemed necessary and which eliminate the need to test and modify existing systems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding market risk and the Company's derivative instruments during the second quarter of 1999. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K,
Item 305.

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

Item 2.  Changes in Securities.

         None.

         During the three months ended June 30, 1999, the Company made no unregistered sales of its equity securities.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:
              27.1  Financial Data Schedule(1).

         (b)  Reports on Form 8-K:

              During the second quarter of the fiscal year ending December 31, 1999, the Company filed Forms 8-K and 8KA/1 in connection with the Pressure Control Acquisition.

----------------------
(1)  Filed herewith.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1999          ERC INDUSTRIES, INC.
                               --------------------



                               /s/ Alan D. Senn
                               ------------------------------------------
                               Alan D. Senn
                               President and Chief Operating Officer


                               /s/ James E. Klima
                               ------------------------------------------
                               James E. Klima
                               Vice President and Chief Financial Officer