Form 10-Q
period 1999-09-30
ERC INDUSTRIES INC /DE/
filed 1999-11-15
CIK 775477

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

Commission File No. 0-14439

                             ERC INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           76-0382879
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

1441 Park Ten Boulevard, Houston, Texas                                    77084
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

                                 Yes  [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at November 15, 1999
-----------------------------              --------------------------------
Common stock, $0.01 par value              30,698,272 shares

                             ERC INDUSTRIES, INC.


                                     INDEX



                                                                         PAGE

PART I


Item 1:  Financial Information


  Condensed Consolidated Balance Sheet -
     September 30, 1999 and December 31, 1998..........................    2

  Condensed Consolidated Statement of Operations
     Three and Nine Months Ended September 30, 1999 and 1998...........    3

  Condensed Consolidated Statement of Shareholders' Equity
     Nine Months Ended September 30, 1999..............................    4

  Condensed Consolidated Statement of Comprehensive Income (Loss)
     Three and Nine Months Ended September 30, 1999 and 1998...........    5

  Condensed Consolidated Statement of Cash Flows
     Nine Months Ended September 30, 1999 and 1998.....................    6

  Notes to Condensed Consolidated Financial Statements.................    7

Item 2: Management's Discussion and Analysis...........................   11

Item 3: Quantitative and Qualitative Disclosures About Market Risk.....   14

PART II

OTHER INFORMATION......................................................   15

  Signature Page.......................................................   16

                         Part I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except for share amounts)
                                  (unaudited)

                                                                                      September 30,            December 31,
                                                                                          1999                    1998
                                                                                                                (restated)
                                                                                    -----------------       -------------------
Assets
Current assets:
   Cash and cash equivalents                                                              $   663                $ 2,246
   Trade accounts receivable, net of allowance for
     doubtful accounts of $700 and $825, respectively                                      19,464                 22,634
   Inventory                                                                               32,240                 31,853
   Prepaid expenses and other current assets                                                2,012                  2,546
   Deferred tax asset                                                                       3,886                  3,814
                                                                                          -------                --------
          Total current assets                                                             58,265                 63,093

Property, plant and equipment, net                                                          9,824                  9,990
Excess cost over net assets acquired, net                                                   3,796                  4,231
                                                                                          -------                --------

          Total assets                                                                    $71,885                $77,314
                                                                                          =======                ========


Liabilities  and  Shareholders'  Equity

Current liabilities:
   Line of credit from banks                                                              $ 9,562                $ 3,881
   Line of credit from parent                                                              15,742                 19,509
   Current portion of long-term debt                                                        1,000                  1,237
   Accounts payable                                                                         8,908                 10,645
   Other accrued liabilities                                                                5,945                  6,465
                                                                                          -------                -------
          Total current liabilities                                                        41,157                 41,737

Deferred tax liability                                                                        100                    100
Long-term debt                                                                              1,201                  2,710
                                                                                          -------                -------
Total Liabilities                                                                          42,458                 44,547
                                                                                          -------                -------

Commitments and contingencies                                                                   -                      -

Shareholders' equity:
   Preferred stock, par value $1; authorized - 10,000,000 shares
     (1,850,000 issued and outstanding at December 1998; converted
     into ordinary stock during September 1999)                                                 -                  1,850
   Common stock, par value $0.01; authorized - 40,000,000 shares;
     30,698,272 issued and outstanding (December 1998: 28,848,272)                            307                    289
   Additional paid-in capital                                                              27,498                 25,946
   Retained earnings                                                                        1,606                  4,671
   Accumulated other comprehensive income                                                      16                     11
                                                                                          -------                -------
Total shareholders' equity                                                                 29,427                 32,767
                                                                                          -------                -------

          Total liabilities and stockholders' equity                                      $71,885                $77,314
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

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                 Three Months Ended                                 Nine Months Ended
                                                    September 30,                                      September 30,
                                     ------------------------------------------------    -------------------------------------------
                                             1999                      1998                      1999                    1998
                                     ------------------------------------------------    -------------------------------------------
                                                                    (restated)                                       (restated)
                                     ------------------------------------------------    -------------------------------------------
Revenues                                $    22,083                $   30,439                $   63,460               $   91,364

Cost of goods sold                           17,067                    22,242                    49,209                   66,874
                                        -----------                ----------                ----------               ----------
     Gross profit                             5,016                     8,197                    14,251                   24,490

Selling, general and
 administrative expenses                      5,279                     6,579                    15,931                   18,439
                                        -----------                ----------                ----------               ----------

Operating (loss) income                        (263)                    1,618                    (1,680)                   6,051
                                        -----------                ----------                ----------               ----------

Other (income) expense:
   Interest expense                             406                       616                     1,275                    1,454
   Other, net                                     -                       (15)                        -                     (110)
                                        ===========                ==========                ==========               ==========

                                                406                       601                     1,275                    1,344
                                        -----------                ----------                ----------               ----------

(Loss) income before provision
 for income taxes                              (669)                    1,017                    (2,955)                   4,707

Provision for income taxes                       20                       428                       110                    1,888
                                        -----------                ----------                ----------               ----------

Net (loss) income                       $      (689)               $      589                $   (3,065)              $    2,819
                                        ===========                ==========                ==========               ==========

Basic income per share
     Basic                              $     (0.02)              $      0.02               $     (0.11)             $      0.10
                                        ===========               ===========               ===========              ===========
     Diluted                            $     (0.02)              $      0.02               $     (0.11)             $      0.09
                                        ===========               ===========               ===========              ===========

Weighted average number of
 shares outstanding

     Basic                               28,928,707                28,848,272                28,875,378               28,848,272
                                        ===========               ===========               ===========              ===========
     Diluted                             28,928,707                30,698,272                28,875,378               30,698,272
                                        ===========               ===========               ===========              ===========

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                              Additional                        Accumulated Other
                                                   Preferred        Common      Paid-in           Retained       Comprehensive
                                                     Stock          Stock       Capital           Earnings           Income
                                                 -------------------------------------------     ------------   --------------------
Balance as of December 31, 1998 (restated)         $   1,850       $   289      $  25,946          $  4,671         $     11

Net loss                                                   -             -              -            (3,065)               -

Income tax benefit of pre-quasi-reorganization
net operating loss carryforwards                          -             -           (280)                -                -

Other comprehensive income                                 -             -              -                 -                5

Conversion of preferred stock into common stock       (1,850)           18          1,832                 -                -
                                                   --------------------------------------------------------------------------------
Balance as of September 30, 1999                   $       0        $  307      $  27,498          $  1,606         $     16
                                                   =========        ======      =========          ========          =======


             The accompanying notes are an intergral part of the
                 condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                (in thousands)
                                  (unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                       ---------------------------------------------------------
                                                        1999             1998            1999             1998
                                                       ---------------------------    --------------------------
                                                                        (restated)                    (restated)
                                                       -------          ----------    -----------     ----------
Net (loss) income                                       $(680)            $589          $(3,065)         $2,819

Other comprehensive (loss) income                          67              (10)               5              19
                                                        ------            ----          -------          ------

Total comprehensive (loss) income                       $(622)            $579          $(3,060)         $2,838
                                                        ======            ====          =======          ======

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                  --------------------------------------------
                                                                                          1999                    1998
                                                                                  ----------------        --------------------
                                                                                                                (restated)
Cash flows from operating activities:

    Net cash used in operating activities                                              $  (432)                 $(9,779)
                                                                                       -------                  -------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                                       -                   (2,520)
    Purchases of property, plant and equipment                                          (1,543)                  (2,138)
    Proceeds from sale of property, plant and equipment                                    224                      419
                                                                                       -------                  -------

         Net cash used in investing activities                                          (1,319)                  (4,239)
                                                                                       -------                  -------

Cash flows from financing activities:

   Line of credit (payments to)/receipts from parent company, net                       (3,767)                  18,668
   Line of credit borrowings from banks, net                                             5,681                      279
   Principal payments on long-term debt and capital
      lease obligations                                                                 (1,746)                  (4,541)
                                                                                       -------                  -------

           Net cash provided by financing activities                                       168                   14,406
                                                                                       -------                  -------

Effect of exchange rate changes on cash                                                      -                        -
                                                                                       -------                  -------

   Net increase  (decrease) in cash and cash equivalents                                (1,583)                     388

   Cash and cash equivalents, beginning of period                                        2,246                       79
                                                                                       -------                  -------

   Cash and cash equivalents, end of period                                            $   663                  $   467
                                                                                       =======                  =======

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The information contained herein with respect to September 30, 1999 and the three and nine months ended September 30, 1999 and 1998, has not been audited but was prepared in conformity with the accounting principles and policies described in the ERC Industries, Inc. (the "Company") annual report (Form 10-K) for the year ended December 31, 1998. Included are all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine months ended September 30, 1999 and 1998. The results of interim periods are not necessarily indicative of results to be expected for the year.

     The Company has restated the previously issued financial statements as of December 31, 1998 and for the three and nine months ended September 30, 1998 to reflect the acquisition on May 14, 1999 of all of the outstanding capital stock of Wood Group Pressure Control Holdings Limited, ("WGPCHL") a company incorporated in Scotland under the Companies Act of the United Kingdom. Prior to the acquisition, WGPCHL was a wholly owned subsidiary of John Wood Group PLC ("Wood Group"). WGPCHL owned Wood Group Pressure Control and Engineering Services Limited and Wood Group (Middle East) Limited, the latter of which beneficially owns Wood Group Pressure Control (Arabian) LLC (collectively, the "Group Companies").

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

(2)  Acquisitions:

     On February 2, 1998, the Company entered into a definitive purchase agreement for the acquisition of Bompet, C.A. ("Bompet"), a Venezuelan company. In connection with the transaction, the Company paid the sole Bompet stockholder, Inversiones Western C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000. No amount has been accrued or paid in respect of this commitment as of September 30, 1999.

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

     As noted in Note (1) above, on May 14, 1999, the Company, in a privately negotiated transaction (the "Pressure Control Acquisition"), completed its acquisition from Wood Group of all of the outstanding capital stock of WGPCHL. In connection with the transaction and in exchange for all of the shares of the capital stock of WGPCHL, the Company issued to Wood Group, 1,350,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), representing approximately 0.5% of the currently issued and outstanding shares of Common Stock. In addition, the Company issued 1,850,000 shares of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock").

     The Series A Preferred Stock has a liquidation preference of $1.00 per share and an annual dividend of $0.01 per share beginning in January 2000. Each share of Series A Preferred Stock will be convertible into one share of the Company's common stock. At the Company annual meeting in September 1999 the Company's stockholders approved such conversion.

     Combined and separate results of operations of the Company prior to consummation of the transaction for the restated periods are as follows:


                                                        WGPC         WGPC
                                          Company     (Arabian)  Eng. Services    Combined
                                          -------     ---------  -------------    --------
Three months ended September 30, 1998
 (unaudited)
  Revenues                                $27,417      $  902      $2,120         $30,439
  Profit before provision for
   income taxes                           $   819      $   62      $  136         $ 1,017
  Net income                              $   439      $   62      $   88         $   589

Nine months ended September 30, 1998
 (unaudited)
  Revenues                                $83,398      $2,204      $5,762         $91,364
  Profit before provision for
   income taxes                           $ 4,150      $  209      $  348         $ 4,707
  Net income                              $ 2,384      $  209      $  226         $ 2,819

Three months ended March 31, 1999
 (unaudited)
  Revenues                                $20,401      $  533      $1,732         $22,666
  Profit before provision for
   income taxes                           $  (889)     $ (156)     $  117         $  (928)
  Net income (loss)                       $  (722)     $ (156)     $  119         $  (759)

(3)  Segment and Related Information

     The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     Summarized financial information of the Company's reportable segments for the three and nine months ended September 30, 1999 and 1998 is shown in the following table:

                                                         U.S.        Eastern
                                                      Operations    Hemisphere    Other     Total
                                                      -----------   ----------   -------   --------

      Three months ended September 30, 1999
      Revenues from external customers                  $12,566       $ 8,331   $1,186    $22,083
      EBIT (1)                                             (264)          203     (202)      (263)
      Total Assets                                      $43,347       $22,548   $5,990    $71,885

      Three months ended September 30, 1998
      Revenues from external customers                  $21,091       $ 7,914   $1,434    $30,439
      EBIT (1)                                            1,020           546       52      1,618

      Nine months ended September 30, 1999
      Revenues from external customers                  $38,259       $21,577   $3,624    $63,460
      EBIT (1)                                           (1,845)          452     (287)    (1,680)

      Nine months ended September 30, 1998
      Revenues from external customers                  $64,604       $20,856   $5,904    $91,364
      EBIT (1)                                            4,058         1,475      518      6,051

(1)   EBIT represents earnings before other (income) expense and taxes.

      The following table is a reconciliation of reportable segment EBIT to the Company's consolidated totals:

                                                        Three Months Ended               Nine Months Ended
                                                           September 30                     September 30
                                                       1999             1998            1999             1998
                                                       -----           ------         -------           ------
                                                                    (restated)                        (restated)
     Total EBIT for reportable segments                $(263)          $1,618         $(1,680)          $6,051
     Other (income) expense                              406              601           1,275            1,344
                                                       -----           ------         -------           ------
     Total consolidated (loss) income
     before taxes                                      $(669)          $1,017         $(2,955)          $4,707
                                                       =====           ======         =======           ======

(4)  Debt

     On January 20, 1999, the Company obtained a $2 million unsecured line of credit with a U.S. bank, which is guaranteed by the Company's principal stockholder, John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements, and $0.35 million was available for additional borrowings on the line of credit at September 30, 1999.

     On September 2, 1998, the Company obtained a $22 million line of credit with John Wood Group PLC. At September 30, 1999, $10.25 million was available for additional borrowings under this line of credit.

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

     Wood Group Pressure Control Limited also has a loan from John Wood Group PLC amounting to $3.2 million, which is repayable on demand. The loan is used for the purpose of general working capital requirements.

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


Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was down 35.2% to 570 for the nine months ended September 30, 1999, compared with 879 for the nine months ended September 30, 1998. The average actual rig count for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998 declined 20.4% from 800 to 637. The average active rig count is an important indicator of activity levels in the market in which the Company operates.

The Company's revenues decreased by $8.3 million (27.3%) to $22.1 million for the three months ended September 30, 1999, from $30.4 million for the three
months ended September 30, 1998.   In addition, the Company's nine month
revenues decreased by $27.9 million (30.5%) to $63.5 million for the nine months ended September 30, 1999, from $91.4 million for the nine months ended September 30, 1998. The decrease in revenues is principally due to the decline in the number of rigs utilized which has had an adverse impact on the level of demand for the Company's products.

The gross profit for the three months ended September 30, 1999 decreased by $3.2
million to $5.0 million from $8.2 million for the same period last year.   The
gross profit for the nine months ended September 30, 1999 decreased by $10.2 million to $14.3 million, from $24.5 million for the same period in 1998. Gross profit as a percentage of sales was 22.7% and 22.5% for the three and nine months ended September 30, 1999 as compared with 26.9% and 26.8% for the three
and nine months ended September 30, 1998, respectively.   The decrease in gross
profit percentage compared to last year is due primarily to the need to lower prices in order to retain business during a period of reduced rig activity.

Selling, general and administrative expenses decreased by $1.3 million for the three months ended September 30, 1999 as compared with the same three month period for 1998. The same expenses decreased by $2.5 million to $15.9 million for the nine months ended September 30, 1999 from $18.4 million for the nine months ended September 30, 1998. The decrease arises from reductions in headcount and other administrative costs to reflect lower levels of activity. Selling, general and administrative expenses, as a percentage of sales were 25.1% in the first nine months of 1999, compared with 20.2% for the first nine months of 1998. These expenses increased as a percentage of sales from 21.6% in the three months ended September 30, 1998 to 23.9% for the three months ended September 30, 1999. The increase as a percentage of sales is due to the reduction in revenues in the period being proportionately higher than the savings made in selling, general and administrative expenses.

The Company incurred operating losses of $0.3 million and $1.7 million for the three and nine months ended September 30, 1999 compared with operating income of $1.6 million and $6.1 million for the three and nine months ended September 30,
1998.   The decrease in operating income is due to reduced sales volume and resulting gross profit.

Other (income) expense was $0.4 million for the three months ended September 30, 1999, compared to $0.6 million for the same period in 1998. Other (income) expense for the nine months ended September 30, 1999 at $1.3 million was the same as the amount shown for the same period in 1998.

The provision for income taxes for the three and nine months ended September 30, 1999 was $20,000 and $110,000 respectively, compared to provisions of $0.4 million and $1.9 million for the equivalent periods in 1998. The high effective tax rate in 1999 is due primarily to management's current estimate that tax losses incurred this year may not provide future tax benefits to the Company.

On November 5, 1999, the Company announced that it received notice from Nasdaq that its common stock would be delisted from the Nasdaq Small Cap Market effective with the close of business on that date. Nasdaq attributed the delisting decision to the Company's inability to satisfy continued listing standards by maintaining a minimum bid price of $1.00 per share of common stock. The Company's common stock commenced trading on the OTC Bulletin Board under the symbol ERCI effective with the opening of the market on Monday, November 8, 1999.

Liquidity and Capital Resources

On January 20, 1999, the Company obtained a $2 million unsecured line of credit with a U.S. bank, which is guaranteed by the Company's principal stockholder, John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements, and $0.35 million was available for additional borrowings on the line of credit at September 30, 1999.

On September 2, 1998, the Company obtained a $22 million line of credit with John Wood Group PLC. At September 30, 1999, $10.25 million was available for additional borrowings under this line of credit.

The Company's United Kingdom subsidiaries have lines of credit with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The lines of credit are issued for the purpose of general working capital requirements and provide overdraft and documentary credit facilities.

Wood Group Pressure Control Limited also has a loan from John Wood Group PLC amounting to $3.2 million, which is repayable on demand. The loan is used for the purpose of general working capital requirements.

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

Working capital at September 30, 1999 was $17.0 million compared to $21.4 million at December 31, 1998. The Company currently anticipates incurring capital expenditures of $1.5 million through the fiscal year ending December 31, 1999. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.

Year 2000 Date Conversion

A plan has been put in place to identify, quantify and correct systems, products, services, and sources of supply, which may be adversely affected by the Year 2000 `problem'. The Company is taking advantage of this detailed review to quantify the scale of the problem to standardize and replace aging systems.

Awareness and investigation phase began in late 1997 and, during the course of 1998, a Year 2000 Project Team, supported by high level management, was assigned. Equipment and software inventory along with compliance and risk has been quantified. Cost estimates for replacement and/or correction of problems have been determined. All the main replacement financial, operating and information systems are now either implemented or in the process of installation. The Year 2000 plans are designed to have all business critical elements compliant by early December 1999, with the additional objective of minimizing the impact in current business operations.

Management expects that the current schedules will allow adequate time for testing, and progress at all sites is monitored and reported to senior management on a monthly basis.

To address the business risk from the third parties, we have contacted all critical suppliers and customers, and are maintaining a database of their plans and intentions. Alternative sources will be established for those who pose any major risk to the Company's business.

The Company cannot be certain of avoiding a business disruption; for example a noncompliance in a supplier's supply chain may ultimately affect the Company's business. If the Company or the third parties on which the Company principally relies are unable to address these issues in a timely manner, a material adverse impact on results of operations, cash flows and financial position could occur. However, contingency plans are also being developed to minimize any risk.

The cost associated with Year 2000 compliance amounted to approximately $1 million in 1998, and it is envisaged that total expenditure will not exceed $2 million through the end of 1999. This project includes investment in capital cost for new systems which are deemed necessary and which eliminate the need to test and modify existing systems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding market risk during the third quarter of 1999. Accordingly, no additional disclosures have been provided in accordance with Regulation S-K, Item 305.

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


Item 2.  Changes in Securities.

      None.

      During the three months ended September 30, 1999, the Company made no unregistered sales of its equity securities.


Item 3.  Defaults Upon Senior Securities.

      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Shareholders held on September 27, 1999, the shareholders of the Company re-elected to the Board of Directors, Allister G. Langlands by a unanimous vote of 27,699,128 shares, and Wendell R. Brooks by a unanimous vote of 27,699,128 shares. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999 by a vote of 27,649,886 shares in favor, 2,892 against and 46,350 shares abstaining. The shareholders also approved the issuance of up to 1,850,000 shares of Common Stock upon conversion of the Company's Series A Preferred Stock by a vote of 26,236,098 shares in favor, 32,200 against and 56,136 shares abstaining.


Item 5.  Other Information.

      None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits:
           27.1  Financial Data Schedule(1).

      (b)  Reports on Form 8-K:

           None


           ----------------------------
           (1)  Filed herewith.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 15, 1999                    ERC INDUSTRIES, INC.
                                           -------------------------------------



                                           /s/ Alan D. Senn
                                           -------------------------------------
                                                      Alan D. Senn
                                           President and Chief Operating Officer



                                           /s/ James E. Klima
                                           -------------------------------------
                                                      James E. Klima
                                                Vice President and Chief
                                                     Financial Officer