Form 10-Q/A
period 1999-09-30
ERC INDUSTRIES INC /DE/
filed 2000-02-23
CIK 775477

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1

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

                                 Yes  [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at November 15, 1999
-----------------------------              --------------------------------
Common stock, $0.01 par value              28,848,272 shares

                             ERC INDUSTRIES, INC.


                                     INDEX



                                                                         PAGE

PART I


Item 1:  Financial Information


  Condensed Consolidated Balance Sheet -
     September 30, 1999 and December 31, 1998..........................    2

  Condensed Consolidated Statement of Operations
     Three and Nine Months Ended September 30, 1999 and 1998...........    3

  Condensed Consolidated Statement of Shareholders' Equity
     Nine Months Ended September 30, 1999..............................    4

  Condensed Consolidated Statement of Comprehensive Income (Loss)
     Three and Nine Months Ended September 30, 1999 and 1998...........    5

  Condensed Consolidated Statement of Cash Flows
     Nine Months Ended September 30, 1999 and 1998.....................    6

  Notes to Condensed Consolidated Financial Statements.................    7

OTHER INFORMATION......................................................   11

  Signature Page.......................................................   12

                         Part I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except for share amounts)
                                  (unaudited)

                                                                                      September 30,            December 31,
                                                                                          1999                    1998
                                                                                                                (restated)
                                                                                    -----------------       -------------------
Assets
Current assets:
   Cash and cash equivalents                                                              $   663                $ 2,246
   Trade accounts receivable, net of allowance for
     doubtful accounts of $700 and $825, respectively                                      19,464                 22,634
   Inventory                                                                               32,240                 31,853
   Prepaid expenses and other current assets                                                2,012                  2,546
   Deferred tax asset                                                                       3,886                  3,814
                                                                                          -------                --------
          Total current assets                                                             58,265                 63,093

Property, plant and equipment, net                                                          9,824                  9,990
Excess cost over net assets acquired, net                                                   3,796                  4,231
                                                                                          -------                --------

          Total assets                                                                    $71,885                $77,314
                                                                                          =======                ========


Liabilities  and  Shareholders'  Equity

Current liabilities:
   Line of credit from banks                                                              $ 9,562                $ 3,881
   Line of credit from parent                                                              15,742                 19,509
   Current portion of long-term debt                                                        1,000                  1,237
   Accounts payable                                                                         8,908                 10,645
   Other accrued liabilities                                                                5,945                  6,465
                                                                                          -------                -------
          Total current liabilities                                                        41,157                 41,737

Deferred tax liability                                                                        100                    100
Long-term debt                                                                              1,201                  2,710
                                                                                          -------                -------
Total Liabilities                                                                          42,458                 44,547
                                                                                          -------                -------

Commitments and contingencies                                                                   -                      -

Shareholders' equity:
   Preferred stock, par value $1; authorized - 10,000,000 shares;
     1,850,000 issued and outstanding                                                       1,850                  1,850
   Common stock, par value $0.01; authorized - 40,000,000; shares;
     28,848,272 issued and outstanding                                                        289                    289
   Additional paid-in capital                                                              25,666                 25,946
   Retained earnings                                                                        1,606                  4,671
   Accumulated other comprehensive income                                                      16                     11
                                                                                          -------                -------
Total shareholders' equity                                                                 29,427                 32,767
                                                                                          -------                -------

          Total liabilities and stockholders' equity                                      $71,885                $77,314
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

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                 Three Months Ended                                 Nine Months Ended
                                                    September 30,                                      September 30,
                                     ------------------------------------------------    -------------------------------------------
                                             1999                      1998                      1999                    1998
                                     ------------------------------------------------    -------------------------------------------
                                                                    (restated)                                       (restated)
                                     ------------------------------------------------    -------------------------------------------
Revenues                                $    22,083                $   30,439                $   63,460               $   91,364

Cost of goods sold                           17,067                    22,242                    49,209                   66,874
                                        -----------                ----------                ----------               ----------
     Gross profit                             5,016                     8,197                    14,251                   24,490

Selling, general and
 administrative expenses                      5,279                     6,579                    15,931                   18,439
                                        -----------                ----------                ----------               ----------

Operating (loss) income                        (263)                    1,618                    (1,680)                   6,051
                                        -----------                ----------                ----------               ----------

Other (income) expense:
   Interest expense                             406                       616                     1,275                    1,454
   Other, net                                     -                       (15)                        -                     (110)
                                        ===========                ==========                ==========               ==========

                                                406                       601                     1,275                    1,344
                                        -----------                ----------                ----------               ----------

(Loss) income before provision
 for income taxes                              (669)                    1,017                    (2,955)                   4,707

Provision for income taxes                       20                       428                       110                    1,888
                                        -----------                ----------                ----------               ----------

Net (loss) income                       $      (689)               $      589                $   (3,065)              $    2,819
                                        ===========                ==========                ==========               ==========

Basic income per share
     Basic                              $     (0.02)              $      0.02               $     (0.11)             $      0.10
                                        ===========               ===========               ===========              ===========
     Diluted                            $     (0.02)              $      0.02               $     (0.10)             $      0.09
                                        ===========               ===========               ===========              ===========

Weighted average number of
 shares outstanding

     Basic                               28,848,272                28,848,272                28,848,272               28,848,272
                                        ===========               ===========               ===========              ===========
     Diluted                             30,698,272                30,698,272                30,698,272               30,698,272
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

                             ERC INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                              Additional                        Accumulated Other
                                                   Preferred        Common      Paid-in           Retained       Comprehensive
                                                     Stock          Stock       Capital           Earnings           Income
                                                 -------------------------------------------     ------------   --------------------
Balance as of December 31, 1998 (restated)         $   1,850       $   289      $  25,946          $  4,671         $     11

Net loss                                                   -             -              -            (3,065)               -

Income tax benefit of pre-quasi-reorganization
net operating loss carryforwards                           -             -           (280)                -                -

Other comprehensive income                                 -             -              -                 -                5

                                                   --------------------------------------------------------------------------------
Balance as of September 30, 1999                   $   1,850        $  289      $  25,666          $  1,606         $     16
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

                                 Part II - OTHER INFORMATION


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



Date: February 22, 2000                    ERC INDUSTRIES, INC.
                                           -------------------------------------



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