Form 10-K
period 1999-12-31
ERC INDUSTRIES INC /DE/
filed 2000-03-30
CIK 775477

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _________________________

Commission file number   0-14439
                         -------

                              ERC INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                         76-0382879
---------------------------------------------------------------------------
(State of incorporation)                (I.R.S. Employer Identification No.)

1441 Park Ten Boulevard, Houston, Texas                                77084
----------------------------------------------------------------------------
(Address of principal executive offices)                          (zip code)

Registrant's telephone number, including area code (281) 398-8901
                                                   --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000 was $7,515,855.

The number of shares outstanding of the registrant's common stock, as of March 17, 2000 was 30,698,272.

                     Documents Incorporated by Reference:

Portions of the registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

                             ERC INDUSTRIES, INC.


                               TABLE OF CONTENTS


                                    PART I
                                                                     PAGE

Item      1.   Business...............................................  1
Item      2.   Properties.............................................  7
Item      3.   Legal Proceedings......................................  8
Item      4.   Submission of Matters to a Vote of Security Holders....  8

                                    PART II

Item      5.   Market for Registrant's Common Equity and Related
                Stockholder Matters...................................  9
Item      6.   Selected Financial Data................................ 10
Item      7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations................... 10
Item      7A.  Quantitative and Qualitative Disclosures about Market
                Risk.................................................. 13
Item      8.   Financial Statements and Supplementary Data............ 13
Item      9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure................ 13

                                    PART III

Item     10.   Directors and Executive Officers of the Registrant..... 14
Item     11.   Executive Compensation................................. 14
Item     12.   Security Ownership of Certain Beneficial Owners and
                Management............................................ 14
Item     13.   Certain Relationships and Related Transactions......... 14

                                    PART IV

Item     14.   Exhibits, Consolidated Financial Statement Schedules
                and Reports on Form 8-K............................... 15

Signatures............................................................ 18

                                    PART I

GENERAL

This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, prospects in its industry, and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effects of competition, the effects of and risks associated with acquisitions, the level of petroleum industry exploration and production expenditures, risks associated with doing business abroad, world economic conditions, the prices of and the demand for crude oil and natural gas, the uncertainties inherent in litigation, drilling activity, increased pressure on the Company's prices for its products and services and the margins thereon, weather, the legislative environment in the United States and other countries, the condition of the capital and equity markets and other risk factors identified herein.


ITEM 1. BUSINESS

BUSINESS

ERC Industries, Inc., a Delaware corporation (the "Company"), is an oilfield service company engaged in the manufacture, remanufacture and service of oilfield wellhead equipment.

ORIGINAL BUSINESS AND HISTORY

Equipment Renewal Company was founded in 1962 to remanufacture and re-employ used, out-of-service wellhead equipment, a service the Company continues to provide. Wellhead equipment is designed to support the casing and production pipe on a completed well and includes casing heads, tubing heads and casing and tubing hangers. Valves are assembled with other components into a device known as the "Christmas Tree" which is mounted on the wellhead equipment and is used to control pressure and the flow of oil and gas from producing wells.

On December 10, 1992, John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the Companies Acts of the United Kingdom, completed the purchase of approximately 47% of the issued and outstanding shares of common stock of ERC.

On November 16, 1993, the Company acquired the valve business and certain assets of Barton Industries, Inc. of Shawnee, Oklahoma.

On June 6, 1996, the Company and the Wood Group entered into an Investment Agreement pursuant to which the Company issued and sold, and Wood Group purchased, 7,384,616 shares of the Company's common stock, par value $0.01 per share ("Common Stock"). The aggregate purchase price for the shares was $6 million or $0.8125 per share. Following this transaction, the Wood Group owned approximately 73% of the Company.

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

On July 1, 1997, the Company acquired 100% of the issued and outstanding capital stock of Church Oil Tools, Inc. ("Church"). Church is a Houston, Texas based manufacturer serving the drilling equipment market. Church is presently doing business as Wood Group Drilling Products ("WGDP"). WGDP produces, remanufactures and sells blow-out preventers, high-pressure valves and
specialized engineering services.   Its customers include drilling contractors,
rental tool companies and other related oilfield service companies.

On September 8, 1997, the Company and the Wood Group entered into an Investment Agreement pursuant to which the Company agreed to issue and sell, and Wood Group agreed to purchase, 6,250,000 shares of the Company's Common Stock. The aggregate purchase price for the shares was $10 million or $1.60 per share. Following this transaction, the Wood Group owned approximately 88.5% of the Company.

On February 2, 1998, the Company completed the acquisition of all of the issued and outstanding capital stock of Bompet, C.A. ("Bompet"), a Venezuelan company. Bompet is a Venezuelan based manufacturer of products used in the drilling and production segment of the Oil and Gas Industry. Bompet sells wellheads and gate valves (and related assemblies) along with specialized services to oil and gas producers throughout Latin America. Bompet has a facility in Cuidad Ojeda on the east side of Lake Maracaibo.

On May 14, 1999, the Company, in a privately negotiated transaction (the "Pressure Control Acquisition"), completed its acquisition from Wood Group of all of the outstanding capital stock of Wood Group Pressure Control Holdings Limited, ("WGPCHL") a company incorporated in Scotland under the Companies Acts of the United Kingdom. Prior to the acquisition, WGPCHL was a wholly owned subsidiary of Wood Group. WGPCHL owned Wood Group Pressure Control and Engineering Services Limited ("WGPCS") and Wood Group (Middle East) Limited, the latter of which beneficially owns Wood Group Pressure Control (Arabian) LLC ("Arabian"). In connection with the transaction and in exchange for all of the shares of the capital stock of WGPCHL, the Company issued to Wood Group, 1,350,000 shares of its Common Stock, representing approximately 0.5% of the currently issued and outstanding shares of Common Stock. In addition, the Company issued 1,850,000 shares of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). Following this transaction, the Wood Group owned approximately 89.0% of the outstanding Common Stock of the Company.

On February 22, 2000, the 1,850,000 shares of Series A Preferred Stock were converted into 1,850,000 shares of Common Stock. Following this transaction, the Wood Group owns 89.7% of the Company's equity securities.

WGPCS is based in Peterhead, Scotland, and is engaged in the repair and refurbishment of valves and wellhead equipment, as well as the surveying of offshore valve systems. Arabian is based in Abu Dhabi and is engaged in the manufacture, installation and maintenance of wellhead equipment. This company provides services to a range of customers in the Middle East.

RECENT DEVELOPMENTS

In November 1999, the Company received a proposal from Wood Group to acquire all outstanding shares of Common Stock not currently owned by it at a price of $1.50 per share. In response to the Wood Group proposal, the Company's Board of Directors appointed a special committee comprised of its independent directors to review and analyze the proposal. The special committee appointed its own legal and financial advisors and negotiated a per share cash price of $1.60 for each outstanding share of Common Stock not currently owned by the Wood Group. On March 29, 2000, the Company, Wood Group and ERC Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of the Reporting Person ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "Merger") of Merger Sub with and into the Company. In the Merger, each share of Common Stock of the Company outstanding immediately prior to the effective time the Merger (other than shares held by the Wood Group, Merger Sub or any subsidiary of the Wood Group or the Company, or held in the Company's treasury, which will be canceled, or shares held by stockholders who have exercised their statutory right under the laws of the state of Delaware to have such shares appraised and be paid the fair value thereof ("Dissenting Shares")) will be converted into the right to receive $1.60 in cash, without any interest thereon (such cash paid for the shares of Common Stock is hereinafter referred to as the "Merger Consideration"), and each outstanding share of common stock of Merger Sub will be converted into one share of the common stock of the Company, as the surviving corporation in the Merger (the "Surviving Corporation").

The Merger Agreement specifies certain conditions that must be satisfied prior to the closing of the Merger, including, among other things, (a) the approval and adoption of the Merger Agreement and the Merger by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock not owned by the Wood Group that are voting for or against the matter at the meeting of stockholders called for such purpose, and (b) the absence of any court order, decree or injunction that prohibits the consummation of the Merger.

As a result of the Merger, (a) all the outstanding shares of Common Stock
(other than Dissenting Shares and shares held by the Wood Group, Merger Sub or any subsidiary of the Wood Group or the Company, or held in the Company's treasury, which will be canceled) will be converted into the right to receive the Merger Consideration, and the shares of Merger Sub will become the shares of the Surviving Corporation, (b) the Reporting Person will own 100% of the outstanding shares of the Surviving Corporation, (c) the Common Stock of the Company will cease to be authorized to be quoted on the OTC Bulletin Board or on any other interdealer quotation system of a registered national securities association, (d) the Common Stock will be removed from registration under the 1934 Act, (e) the directors of Merger Sub will become the directors of the Surviving Corporation and (f) the officers of the Company will become the officers of the Surviving Corporation.

OPERATIONS

The Company supplies and services the pressure containment and flow handling equipment needs of the oil and gas industry worldwide. During recent years it has continued its transition from a U.S. domestic re-manufacturer of valves and wellheads into a recognized international supplier of a more advanced range of new and re-manufactured valves, wellheads and blow-out preventors.

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

BUSINESS DEVELOPMENT AND ACQUISITIONS

The acquisitions made since 1993 have expanded the Company's operations to include a complete line of gate valves and conventional wellhead equipment. Valves are available in 1-13/16" to 24" sizes for working pressures from 300 p.s.i. to 15,000 p.s.i. and are produced in eight basic material trims and custom trims to meet individual customer requirements. The facilities are licensed by the American Petroleum Institute ("API") to distribute its products with the API monogram in accordance with API Specification 6A (wellhead valves), Specification 6D (pipeline valves) and Specification 14D (surface safety valves for offshore use). The use of the API monogram is considered by management to be essential to compete successfully in the oil and gas valve market. The Company's manufacturing facilities in Shawnee, Oklahoma; Houston, Texas; Cumbernauld and Peterhead in Scotland; Cuidad Ojeda, Venezuela; Queensland, Australia and Abu Dhabi are ISO 9001 registered, as well as certified under a range of API licenses.

To manufacture products, each of the Company's plants purchase major raw material components from foundries, forging houses, and steel suppliers, then machine such materials into finished products using CNC machines, which are essentially computer controlled lathes and machine centers, and other conventional machine tools. Special heat treatment and surface conditioning are applied as appropriate to individual components to improve product performance and to meet varying service condition requirements. The Company has not had and currently does not anticipate having difficulties in obtaining raw materials for its operations.

The Company's strategy, with regard to all acquisitions made to date, has been to expand its presence in the domestic and the international markets. The Company currently operates in the United States, United Kingdom, Middle and Far East, and Latin America. These locations are managed by seasoned industry professionals with international experience. In the past, this local presence has generated a high degree of customer interest and an increase in demand for the Company's products and services.

The Company's wellhead and related equipment operations are conducted from 20 domestic locations and 13 international locations. The Company's manufacturing facilities are located in Houston, Texas; Shawnee, Oklahoma; Cumbernauld and Peterhead in Scotland; Abu Dhabi; Queensland, Australia and Cuidad Ojeda, Venezuela.

PATENTS AND SERVICE MARKS

The Company holds several patents and trademark/service marks. Many of these are registered with the United States Patent and Trademark Office and expire on various dates through 2020. Although the Company considers its patents important to the operation of its business, and a loss of one or more patents could adversely affect a particular product, the Company does not believe that any significant portion of its business is materially dependent upon any single patent or group of patents or generally upon patent protection.

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

CUSTOMERS

The customers for the Company's products include both domestic and international oil and natural gas companies. Because the Company's products are designed primarily for drilling, sales of these products are sensitive to fluctuations in the price outlook for oil and natural gas and related levels of exploration activity. During 1998 and for most of 1999, there was a decline in the number of rigs utilized, which was attributed to a reduction in the price of oil. This has had an adverse impact on the level of demand for the Company's products, and the margins that the Company achieves from the services it renders.

GOVERNMENT REGULATION

The exploration, development and production of oil and gas in the United States is affected by comprehensive federal and state regulations including those governing allowable rates of production, marketing, environmental matters and pricing. To date, the Company has operated successfully in this regulatory environment.

YEAR 2000 DATE CONVERSION

The Company has experienced little disruption or malfunctions since the turn of the year arising from its own computer systems or equipment with embedded date-reliant computer chips. There has also been little disruption from failure of third party computer systems.

The lack of disruption from the Company's own systems and equipment is attributed to: (i) the analysis of risks carried out in 1998 and 1999 to determine the impact of the year 2000 problem on our activities; and (ii) the consequential modifications to, or replacement of, hardware and software suspected of harboring the faulty date-reliant software or computer chips that were carried out during 1998 and the first half of 1999.

The total cost incurred during 1999 to complete modifications to our computer hardware and software was $0.7 million, a portion of which was for new equipment and systems enhancements that have been capitalized. The Company does not anticipate any further costs arising from the year 2000 issue.

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

EMPLOYEES

As of December 31, 1999, the Company employed approximately 567 employees. The Company considers its relations with its employees to be generally satisfactory. No employees of the Company are represented by a union.

ITEM 2. PROPERTIES

Set forth below is certain information as of December 31, 1999, regarding the Company's headquarters, manufacturing and other facilities, most of which are located on leased premises.


          Location                             Expiration Dates

          Manufacturing -
          Houston, Texas (Leased) (1)          July 14, 2001
          Shawnee, Oklahoma (Owned) (2)
          Cumbernauld, Scotland (Owned) (3)

          1 Headquarters Office (Leased)       Through July 31, 2004

          7 Branch Offices and                 Various through
          Machine Shops (Leased)               March 31, 2003 (4)

          5 Branch Offices and
          Machine Shops (Owned)

          2 Sales Offices                      Various through
          (Owned and Leased)                   May 1, 2000 (4)

          5 Sales and Service                  Various through
          Offices (Leased)                     February 9, 2001 (4)

          13 International Sales and Service   Various through
          Offices (Leased)                     August 28, 2002 (4)

(1) The Church facility in Houston, Texas is a 28,942 square foot building on a total site of 3 acres.

(2) The Shawnee, Oklahoma facility is an 89,000 square foot building plus an additional 5 acres contiguous to the property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Up until November 5, 1999, the Company's Common Stock was included on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The trading symbol under which the Common Stock trades is "ERCI". On November 5, 1999, the Company announced that it had received notice from NASDAQ that its Common Stock would be delisted from the NASDAQ Small Cap Market effective with the close of business.

The Company's Common Stock commenced trading on the OTC Bulletin Board under the symbol ERCI effective with the opening of the market on Monday, November 8, 1999.

The following table sets forth the high and low reported bid prices for the Company's Common Stock as reported by NASDAQ/OTC by fiscal quarter from January 1, 1998 through December 31, 1999. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                           High     Low
                                           -----   -----
FISCAL YEAR ENDED DECEMBER 31, 1998
  January 1, 1998 - March 31, 1998......   $4.50   $1.88
  April 1, 1998 - June 30, 1998.........   $3.25   $2.00
  July 1, 1998 - September 30, 1998.....   $2.38   $1.63
  October 1, 1998 - December 31, 1998...   $1.75   $0.50
FISCAL YEAR ENDED DECEMBER 31, 1999
  January 1, 1999 - March 31, 1999......   $1.47   $0.69
  April 1, 1999 - June 30, 1999.........   $2.25   $0.69
  July 1, 1999 - September 30, 1999.....   $1.19   $0.69
  October 1, 1999 - December 31, 1999...   $1.56   $0.44

As of March 17, 2000, there were 779 holders of record of the Company's Common Stock, as reported by the Company's transfer agent for its Common Stock. As of March 17, 2000, the closing price of the Common Stock as reported on OTC was $1.50 per share.

The present policy of the Board of Directors is to retain earnings to provide operating funds for the Company. As a result, the Company has not paid dividends and does not intend to do so in the foreseeable future.

During the fourth quarter of 1999, the Company made no unregistered sales of its equity securities.

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

                                                             Years Ended/As of December 31,
                                    --------------------------------------------------------------------------
                                         1999     1998 (2)(3)(4)(5))    1997(3)(4)(5)    1996(4)(5)     1995(5)
                                          $                $                  $               $            $
                                    --------------------------------------------------------------------------
Revenues                                88,876            117,679           87,897        59,271        41,095
Selling, general and administrative
 expenses                               21,155             24,018           16,732        11,179         9,253
Operating Income (Loss)                 (4,214)             2,367            3,354         2,374          (875)
Net Income (Loss)                       (5,897)              (647)             777         1,398        (1,070)
Basic net income (loss) per share        (0.20)             (0.02)            0.03          0.07         (0.07)
Diluted  net income (loss) per share     (0.20)             (0.02)            0.03          0.07         (0.07)
Total Assets                            71,221             77,314           64,771        40,396        24,175
Total Liabilities                       44,661             44,547           31,829        21,846        13,809
Working Capital                         17,349             21,356           21,434        11,061         5,720
Shareholders' Equity (1)                26,560             32,767           32,942        18,550        10,367
Cash dividends per share                   N/A                N/A              N/A           N/A           N/A

(1) The Company's net operating loss carryforwards substantially reduce the federal income taxes paid by the Company. The Company reports these reductions of income taxes paid as an increase to paid-in-capital conforming to the accounting rules for quasi-reorganized companies.
(2)  Includes effects of Bompet acquisition completed on February 2, 1998.
(3)  Includes effects of Church acquisition completed on July 1, 1997.
(4) Includes effects of Seaboard Lloyd Limited acquisition completed on September 27, 1996.
(5) Includes effects of acquisition of WGPCS and Arabian on May 14, 1999, which has been accounted for similar to a pooling of interests. The historical financial statements of the Company for periods prior to the consummation of the acquisition have been restated as though the Companies had been combined from the period when they first were under common control of the Wood Group.


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

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated decreased 23.0% to an average of 625 in 1999, as compared to 811 in
1998 and 943 in 1997.   The active domestic rig count as of March 17, 2000 was
764. The average active rig count is a clear indicator of the likely demand in the market in which the Company operates, based on prior years' experience.

RESULTS OF OPERATIONS - 1999 AS COMPARED TO 1998 AS COMPARED TO 1997

The Company's revenues decreased by 24.5% to $88.9 million in 1999 compared with $117.7 million in 1998. Revenues for 1999 decreased by $28.8 million over 1998 due to a decrease in customer activity. Revenues for 1998 increased by 33.9% to $117.7 million compared with $87.9 million in 1997, due to increased customer activity during the first three quarters of 1998.

In connection with revenues over the period, cost of goods sold were $69.3 million in 1999, as compared to $88.3 million in 1998, and $67.8 million in 1997. The gross profit percentage was 22.0% in 1999, compared with 25.0% in
1998 and 22.9% in 1997.   The decrease in gross profit percentage compared to
last year is due primarily to the need to lower prices in order to retain business during a period of reduced rig activity. The increase in 1998 gross profit percentage as compared to 1997 is due to changes in product mix, process improvements at the manufacturing facilities which created cost reductions, as well as fewer repairs and maintenance expenses at the facilities.

Selling, general and administrative expenses ("SG&A") decreased by $2.8 million to $21.2 million in 1999 as compared with $24.0 million in 1998. The decrease arises from reductions in headcount and other administrative costs to reflect lower levels of activity. SG&A, as a percentage of sales, was 23.8% in 1999 and 20.4% in 1998. The increase as a percentage of sales is due to the reduction in revenues in the period being proportionately higher than the savings made in SG&A.

In 1998, SG&A increased by $7.3 million to $24.0 million from $16.7 million in 1997. This increase was due to costs incurred to open additional domestic sales offices, increases in international and domestic sales personnel, a full year's activity from Wood Group Drilling Products, and the addition of Bompet in 1998.

While the financial performance of most of the Company's operating units showed signs of improvement following the increases in US rig count during the fourth quarter of 1999, Wood Group Drilling Products continued to experience difficult market conditions. Fluctuations in the level of drilling products business can be attributed to drilling fleets, which have continued to operate at low capacities. Due to the continuing uncertainty over future prospects, the Company decided that its investment in Wood Group Drilling Products was impaired and accordingly wrote off the remaining goodwill of $2.6 million arising from the acquisition of the company. This charge has been recorded on the consolidated statement of operations as an asset impairment.

As a result of the difficult market conditions experienced in the latter part of 1998, the Company conducted a detailed review of the carrying value of its assets. Following this review, provisions of $1.9 million were made against certain product lines included within inventory. In addition, the Company determined that its investment in Bompet was impaired and accordingly wrote off the goodwill arising from the acquisition of Bompet. These charges have been recorded on the statement of operations as asset impairment.

In 1999, interest expense reduced by $0.3 million over 1998, and in 1998,
interest expense increased $0.9 million over 1997.   These movements are due to
changes in the level of outstanding debt.

Net loss before provision for income tax was $6.0 million in 1999, compared to income before provision for income tax of $0.3 million in 1998 and $2.3 million in 1997. The decreases in 1999 and 1998 are primarily due to difficult market conditions experienced following the reduction in oil and gas prices and its resultant effect on drilling activity.

Net income for 1999 includes a benefit for income taxes of $0.1 million. Net income for 1998 and 1997 includes provisions for income taxes of $1.0 million and $1.5 million, respectively. Of these amounts, $0 million, $1.7 million and $3.2 million in 1999, 1998 and 1997, respectively, represent non-cash charges which reflect the income tax benefit of the utilization of the Company's NOL carry forwards arising prior to a quasi-reorganization; such amounts are included in the respective balance sheets as increases in additional paid-in-capital.

Numerous companies, some of which have substantially greater resources than the Company, are engaged primarily in the manufacturing, installation and maintenance of wellheads, valves and drilling equipment as well as other types of oilfield equipment. In addition, some foreign manufacturers make only valves. Over the past several years, severe price competition has continued to have a substantial impact on profit margins. The Company believes that the reduction in demand in the latter part of 1998 and during 1999 for its services was largely attributable to depressed oil prices. With the increase in oil and gas prices so far in 2000, the Company has seen an increase in demand for its products. However, price competition continues to have a negative impact on the Company's margins, and the Company cannot predict the future level of demand for its services or future conditions in the oil and gas service industry. Management believes a complete recovery in the Company's market will require sustained recovery in the oil and gas industry as a whole.


LIQUIDITY AND CAPITAL RESOURCES

On January 20, 1999, the Company obtained a $2 million unsecured line of credit with a U.S. bank, which is guaranteed by the Company's principal stockholder, Wood Group. The line of credit is used for the purpose of general working capital requirements, and $1.4 million was available for additional borrowings on the line of credit at December 31, 1999.

On September 2, 1998, the Company obtained a $22 million secured line of credit with its principal stockholder, Wood Group. The line bears interest at the LIBOR rate plus 0.85%, which was approximately 6.5% and 5.9% at December 31, 1999 and 1998, respectively. At December 31, 1999, loan amounts outstanding under the agreement were $12.3 million.

WGPCL and WGPCS have lines of credit with a bank in Scotland provided as part of a group banking arrangement with Wood Group. The lines of credit are used for the purpose of general working capital requirements and provide overdraft and documentary credit facilities. Interest payable on the overdrafts is equal to the bank's base rate plus 1% per annum. At December 31, 1999, the bank's base rate was 5.5% (1998: 6.25%). The amounts outstanding under this agreement at December 31, 1999 and 1998 were $8.3 million and $3.6 million, respectively.

WGPCL has a loan from Wood Group at December 1999 and 1998 amounting to $3.2 million, which is repayable on demand. The loan is used for the purpose of general working capital requirements. Interest payable on the loan is charged at base rate plus 0.85% per annum.

The Company's Abu Dhabi subsidiary has a line of credit of up to $0.5 million with a bank in Scotland provided as part of a group banking arrangement with Wood Group. The amount outstanding under this agreement at December 31, 1999 was $0.4 million (1998: $0.3 million). Interest is charged at bank base rate plus 0.5%. At December 31, 1999 the base rate was 7.25% (1998: 6.48%). The line of credit is used for the purpose of general working capital requirements and provides overdraft and documentary facilities. In addition, the subsidiary has a loan of $0.7 million at December 31, 1999 and 1998 from Wood Group. Interest payable on the loan is charged at 6.7%.

The Company believes it will be able to renew the line of credit and loans with Wood Group so as to ensure that the Company will have sufficient financial resources to fund its working capital requirements and operations through 2000.

Working capital at December 31, 1999 and at December 31, 1998 was $17.3 million and $21.4 million, respectively. The decrease in working capital is due largely to increases in lines of credit outstanding.

The Company currently anticipates incurring capital expenditures of $1.3 million through the fiscal year ending December 31, 2000. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.

Pending Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133 is effective for the Company starting in 2001. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments to manage these risks. A 1% increase in interest rates would increase interest expense by approximately $0.25 million on an annualized basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 14 for Index to Consolidated Financial Statements and
Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

The information required by Part III of this Form 10-K is to be provided by incorporating portions of the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders (The Proxy Statement), which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                  PAGE NO.



Report of Independent Accountants...............................  F-1

Consolidated Financial Statements:

   Consolidated Balance Sheet as of December 31, 1999 and 1998.. F-2 Consolidated Statement of Operations for the years ended
    December 31, 1999, 1998 and 1997............................  F-3
   Consolidated Statement of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997......................  F-4
   Consolidated Statement of  Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997......................  F-5
   Consolidated Statement of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997............................  F-6
   Notes to Consolidated Financial Statements...................  F-7

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

3.     (A)  Certificate of Incorporation of ERC Industries, Inc. (1)
       (B) Certificate of Ownership and Merger, dated April 16, 1993, merging ERC Industries, Inc. into ERC Subsidiary, Inc.(1)
       (C)  Bylaws of ERC Industries, Inc. (1)

4.     (A)  Specimen of Common Stock Certificate of ERC Industries, Inc. (1)

     10.1 Investment Agreement, dated as of June 6, 1996, by and between the Company and Wood Group, filed as Exhibit 10.1 to the Current Report of the Company on Form 8-K dated June 6, 1996 and incorporated herein by reference.
     10.2 Registration Rights Agreement, dated as of June 6, 1996, by and between the Company and Wood Group, filed as Exhibit 10-2 to the Current Report of the Company on Form 8-K, dated June 6, 1996 and incorporated herein by reference.
     10.3 Purchase Agreement dated September 27, 1996, filed as Exhibit 10-1 to the Company's Current Report on Form 8-K dated September 27, 1996 and incorporated herein by reference.
     10.4 Investment Agreement, dated September 8, 1997, by and between the Company and Wood Group, filed as Exhibit 10.1 to the Current Report on Form 8-K dated September 8, 1997 and incorporated herein by reference.
     10.5 Registration Rights Agreement, dated September 8, 1997 by and between the Company and Wood Group filed as Exhibit 10.2 to the Current Report on Form 8-K dated September 8, 1997 and incorporated herein by reference.
     10.6 Stock Purchase Agreement by and among the Company, Inversiones Western, C.A. and Jimmy J. Marzoula dated January 30, 1998, filed as
            Exhibit 10.1 to the Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference.
     10.7 Letter Agreement with Wood Group regarding Overdraft Facility dated as of June 16, 1998, filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
     10.8 $22,000,000 Revolving Line of Credit from Wood Group dated as of September 2, 1998, filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
     10.9 Promissory Note dated January 20, 1999 with Bank One Oklahoma, N.A. filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
     10.10 Share Sale and Purchase Agreement between the Company and John Wood Group PLC dated May 14, 1999, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 14, 1999 and incorporated herein by reference.
     10.11 Certificate of Designations of Series A Cumulative Convertible Preferred Stock dated May 14, 1999, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 14, 1999 and incorporated herein by reference.

     10.12  Registration Rights Agreement between the Company and John Wood
            Group PLC dated May 14, 1999, filed as Exhibit 10.3 to the Company's
            Current Report on Form 8-K dated May 14, 1999 and incorporated herein by reference.
    *10.13  Form of Indemnification Agreement by and between the Company and each of its directors, each dated as of November 24, 1999.
    *10.14  Agreement and Plan of Merger dated March 28, 2000 by and among the
            Company, Wood Group and Merger Sub.
    *27.1   Financial Data Schedule
     __________________

(1) Filed as Exhibits 3(a), (b) and (c) and 4(a), respectively, of the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, and incorporated by reference herein.

*  Filed herewith

(B)  REPORTS ON FORM 8-K:

No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ERC INDUSTRIES, INC.
--------------------


Dated:  March  28, 2000                /s/ Wendell R. Brooks
                                     -------------------------
                                     Wendell R. Brooks
                                     Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


Dated:  March 28, 2000                 /s/ Wendell R. Brooks
                                     -------------------------
                                     Wendell R. Brooks
                                     Chairman and Director


Dated:  March 28, 2000                 /s/ J. Derek P. Jones
                                     -------------------------
                                     J. Derek P. Jones
                                     Director


Dated:  March 28, 2000                 /s/ Alan D. Senn
                                     -------------------------
                                     Alan D. Senn
                                     President and Director
                                     (Principal Executive Officer)


Dated:  March 28, 2000                 /s/ James E. Klima
                                     ----------------------
                                     James E. Klima
                                     Vice President and Chief
                                     Financial Officer (Principal
                                     Financial and Accounting Officer)

Dated:  March 28, 2000                 /s/ Allister G. Langlands
                                     -----------------------------
                                     Allister G. Langlands
                                     Director


Dated:  March 28, 2000                 /s/ George Tilley
                                     ---------------------
                                     George Tilley
                                     Director


Dated:  March 28, 2000                 /s/ Jorge Estrada
                                     ---------------------
                                     Jorge Estrada
                                     Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of ERC Industries, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of ERC Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Houston, Texas
March 28, 2000

                    ERC  INDUSTRIES,  INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE  SHEET
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                         DECEMBER 31,                      December 31,
                                                                             1999                              1998
                                                                      -------------------                 --------------

ASSETS                                                                                                      (RESTATED)
Current assets:
   Cash and cash equivalents                                                $ 1,387                           $ 2,246
   Accounts receivable, net of allowance for uncollectible
     accounts of $1,032 and $825, respectively                               21,333                            22,634
   Inventory                                                                 31,970                            31,853
   Deferred tax asset                                                         3,789                             3,814
   Other current assets                                                       1,915                             2,546
                                                                            -------                           -------
          TOTAL CURRENT ASSETS                                               60,394                            63,093

Property, plant and equipment, net                                            9,528                             9,990
Excess cost over net assets acquired, net                                     1,015                             4,231
Deferred tax asset, non-current                                                 284                                 -
                                                                            -------                           -------
          TOTAL ASSETS                                                      $71,221                           $77,314
                                                                            =======                           =======


LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
   Line of credit from banks                                                  9,734                             3,881
   Line of credit from parent                                                16,254                            19,509
   Current portion of long-term debt                                          1,000                             1,237
   Accounts payable                                                          10,920                            10,645
   Other accrued liabilities                                                  5,137                             6,465
                                                                            -------                           -------
          TOTAL CURRENT LIABILITIES                                          43,045                            41,737

Other liabilities, non-current                                                  105                               100
Long-term debt                                                                1,511                             2,710
                                                                            -------                           -------
TOTAL LIABILITIES                                                            44,661                            44,547
                                                                            -------                           -------

Commitments and contingencies (see Note 10)                                       -                                 -

Shareholders' equity:
   Preferred stock, par value $1; authorized -
    10,000,000 shares; 1,850,000 issued and outstanding
    as of December 31, 1999 and 1998                                          1,850                             1,850
   Common stock, par value $0.01; authorized -
    40,000,000 shares;  28,848,272 issued and outstanding
    as of December 31, 1999 and 1998                                            289                               289
   Additional paid-in-capital                                                25,663                            25,946
   Retained earnings (accumulated deficit) from January 10, 1989             (1,226)                            4,671
  Accumulated other comprehensive income                                        (16)                               11
                                                                            -------                           -------
          TOTAL SHAREHOLDERS' EQUITY                                         26,560                            32,767
                                                                            -------                           -------
                                                                            $71,221                           $77,314
                                                                            =======                           =======

                       The accompanying notes are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                --------------------------------------------
                                                 1999               1998               1997
                                                -------           --------            ------
                                                                 (RESTATED)         (RESTATED)
Revenues                                        $88,876           $117,679            $87,897
Cost of goods sold                               69,327             88,284             67,811
                                                -------           --------          ---------
   Gross profit                                  19,549             29,395             20,086

Selling, general and administrative expenses     21,155             24,018             16,732
Asset impairment                                  2,608              3,010                  -
                                                -------           --------          ---------
Operating income (loss)                          (4,214)             2,367              3,354
Interest expense                                  1,745              2,040              1,099
                                                -------           --------          ---------

Income (loss) before provision
 for income taxes                                (5,959)               327              2,255

(Benefit from) / provision  for income taxes        (62)               974              1,478
                                                -------           --------          ---------

Net income (loss)                               $(5,897)          $   (647)         $     777
                                                =======           ========          =========

Basic net income (loss) per share               $ (0.20)          $  (0.02)         $    0.03
                                                =======           ========          =========

Diluted net income (loss) per share             $ (0.20)          $  (0.02)         $    0.03
                                                =======           ========          =========

Weighted average number of shares
   outstanding - Basic                           28,848             28,848             24,567
                                                =======           ========          =========

Weighted average number of shares
   outstanding - Diluted                         28,848             28,848             26,417
                                                =======           ========          =========

     The accompanying notes are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                       STATEMENT OF COMPREHENSIVE INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                (IN THOUSANDS)

                                        ---------------------------------------
                                         1999              1998            1997
                                        -------           -----           -----
                                                        (RESTATED)      (RESTATED)
Net income (loss)                       $(5,897)          $(647)          $ 777

Other comprehensive income (loss)           (27)             27            (148)
                                        -------           -----           -----
Total comprehensive (loss) income       $(5,924)          $(620)          $ 629
                                        =======           =====           =====

   The accompanying notes are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS'  EQUITY
                                (IN THOUSANDS)

                                                                                                      RETAINED
                                                                                   ADDITIONAL         EARNINGS     ACCUMULATED OTHER
                                                    PREFERRED        COMMON         PAID-IN         (ACCUMULATED     COMPREHENSIVE
                                                      STOCK          STOCK          CAPITAL           DEFICIT)          INCOME
                                                    ---------        ------        ----------         --------     -----------------
 Balance as of December 31, 1996                      $1850          $226           $10,474           $5,868           $ 132
   Net income                                             -             -                 -              777               -
   Issuance of common stock                               -            63             9,844                -               -
   Income tax benefit of pre-quasi-reorganization
     net operating tax loss carryforwards                 -             -             3,206                -               -
   Other comprehensive loss                               -             -                 -                -            (148)
   Goodwill arising in year                               -             -                60                -               -
   Contribution from related party                        -             -               672                -               -
   Distribution to related party                          -             -                 -              (82)              -
                                                    --------------------------------------------------------------------------------

 Balance as of December 31, 1997                       1850           289            24,256            6,563             (16)
   Net loss                                               -             -                 -             (647)              -
   Income tax benefit of pre-quasi-reorganization
     net operating tax loss carryforwards                 -             -             1,690                -               -
   Other comprehensive income                             -             -                 -                -              27
   Distribution to related party                          -             -                 -           (1,245)              -
                                                    --------------------------------------------------------------------------------

 Balance as of December 31, 1998                       1850           289            25,946            4,671              11
   Net Loss                                               -             -                 -           (5,897)              -
   Other                                                  -            -              (283)               -               -
   Other comprehensive loss                               -            -                 -                -             (27)
                                                    --------------------------------------------------------------------------------

 Balance as of December 31, 1999                     $1,850          $289           $25,663          $(1,226)           $(16)
                                                    ================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                (IN THOUSANDS)

                                                                      ---------------------------------------
                                                                        1999           1998           1997
                                                                      -------        --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               (restated)      (restated)
   Net income (loss)                                                  $ (5,897)      $   (647)      $    777
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                     2,748          2,787          2,239
       Provision for losses on trade accounts receivable                   471             92            170
       Provision for inventory obsolescence                                531         1,157            392
       Deferred income tax (benefit) provision and non-cash charge
          for income taxes                                                (259)           561          1,237
       Gain on sale of property, plant and equipment                       (72)           (84)           (61)
       Asset impairment                                                  2,608          3,010              -

INCREASE (DECREASE) IN CASH RESULTING FROM
CHANGES IN ASSETS AND LIABILITIES
(EXCLUDING EFFECTS OF ACQUISITIONS)

         Trade accounts receivable                                         830            322         (5,799)
         Inventories                                                      (648)        (7,335)        (9,760)
         Prepaid expenses and other assets                                 631         (2,180)        (1,288)
         Non-current assets                                                  -          1,634              -
         Accounts payable                                                  275         (3,598)           327
         Accrued liabilities                                            (1,633)          (852)         1,708
                                                                      --------       --------       --------
            Net cash used in operating activities                         (415)        (5,133)       (10,058)
                                                                      --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions (net of cash acquired of $80 in 1998 and $1,152 in           -         (2,520)           152
    1997)
   Purchases of property, plant and equipment                           (1,854)        (2,553)        (2,592)
   Proceeds from sale of property, plant and equipment                     248            582            114
                                                                      --------       --------       --------
            Net cash used in investing activities                       (1,606)        (4,491)        (2,326)
                                                                      --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on note related to acquisition                     (1,000)        (1,000)             -
   Line of credit borrowings from parent                                     -         22,328              -
   Line of credit payments to parent                                    (3,255)        (3,500)             -
   Line of credit borrowings from bank                                  41,014         22,901         20,757
   Line of credit payments to bank                                     (35,161)       (26,121)       (16,600)
   Principal payments on capital leases and other debt                    (436)        (1,267)        (2,454)
   Decrease in book overdrafts                                               -           (305)          (115)
   Contribution from related party                                           -              -            672
   Net proceeds from issuances of common stock                               -              -          9,907
   Distribution to related party                                             -         (1,245)           (82)
                                                                      --------       --------       --------
           Net cash provided by financing activities                     1,162         11,791         12,085
                                                                      --------       --------       --------

   Net increase (decrease) in cash and cash equivalents                   (859)         2,167           (299)

   Cash and cash equivalents, beginning of year                          2,246             79            378
                                                                      --------       --------       --------

   Cash and cash equivalents, end of year                             $  1,387       $  2,246       $     79
                                                                      ========       ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              ERC INDUSTRIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     As of December 31, 1999, approximately 89% of the outstanding shares of ERC Industries, Inc.'s (the "Company's") common stock was owned by John Wood Group PLC ("Wood Group"), a corporation registered in Scotland and incorporated under the laws of the United Kingdom.

     The consolidated financial statements include the accounts of ERC Industries, Inc. and its following wholly owned subsidiaries: Wood Group Pressure Control Holdings Limited, Wood Group Pressure Control Limited (previously Seaboard Lloyd Limited), Wood Group Pressure Control and Engineering Services Limited, Wood Group (Middle East) Limited, Wood Group Pressure Control (Arabian) LLC, Wood Group Pressure Control Venezuela (previously Bompet), Church Oil Tools, Inc., Wood Group Pressure Control Mexico S.A., and Wood Group Pressure Control (Australia) Pty. The Company engages in the manufacture, remanufacture and servicing of oilfield valves and wellhead equipment and drilling products. The Company primarily sells its products to customers in the oil and gas production industry located in the major oil and gas producing regions of the United States. The Company has expanded sales to international oil and gas producing regions such as the United Kingdom, Middle and Far East, and Latin America. All intercompany accounts and transactions are eliminated on consolidation.

     CASH AND CASH EQUIVALENTS

     Cash equivalents include highly liquid investments purchased with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost, which approximates market because of their short maturity.

     INVENTORY

     Inventory consists primarily of finished goods, semi-finished goods and raw materials which are carried at the lower of cost (specific identification or standard cost which approximates FIFO) or market.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of assets which range from 3 years for leased property under capital leases, 5 to 10 years for machinery and equipment, and 3 to
     31.5 years for buildings, improvements and other. Major renewals and betterments which extend the lives of equipment are capitalized while all other repairs and maintenance are charged to operations as incurred. Disposals are removed at cost less accumulated depreciation with any resulting gain or loss reflected in operations.

     EXCESS COST OVER NET ASSETS ACQUIRED

     Excess cost over net assets acquired is carried at cost and is amortized using the straight-line method over the estimated useful life of 10 years. Accumulated amortization, as of December 31, 1999 and 1998, amounted to approximately $6.5 million and $3.3 million, respectively. Periodically, the Company's management assesses recorded balances of excess cost over net assets of businesses acquired for impairment in light of historical and projected operating results, trends and profitability, new product development and general economic conditions.

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

     EARNINGS PER COMMON SHARE

     Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common and dilutive potential common shares outstanding. During the years ended December 31, 1999 and 1998, 1,850,000 potential common shares were excluded from weighted average diluted shares outstanding because their effect was anti-dilutive.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash deposits with several major banks, which from time-to-time may exceed federally insured limits. Management periodically assesses the financial condition of these financial institutions and believes that any possible credit risk is minimal. The Company generally sells its products and services to customers in the oil and gas production industry located in the major oil and gas producing regions of the world. Procedures are in effect to monitor the credit worthiness of customers, and bad debts have not been significant in relation to the volume of revenues. The Company generally does not obtain collateral for accounts receivable.

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

     PENDING ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133 is effective for the company in 2001. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial position.

 2.  ACQUISITIONS

     On May 14, 1999, the Company, in a privately negotiated transaction (the "Pressure Control Acquisition"), completed its acquisition from Wood Group of all of the outstanding capital stock of Wood Group Pressure Control Holdings Limited, ("WGPCHL") a company incorporated in Scotland under the Companies Acts of the United Kingdom. Prior to the acquisition, WGPCHL was a wholly owned subsidiary of John Wood Group PLC ("Wood Group"). WGPCHL owned Wood Group Pressure Control and Engineering Services Limited and Wood Group (Middle East) Limited, the latter of which beneficially owns Wood Group Pressure Control (Arabian) LLC (collectively, the "Group Companies"). In connection with the transaction and in exchange for all of the shares of the capital stock of WGPCHL, the Company issued to Wood Group, 1,350,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), representing approximately 0.5% of the currently issued and outstanding shares of Common Stock. In addition, the Company issued 1,850,000 shares of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock").

     The Series A Preferred Stock has a liquidation preference of $1.00 per share and an annual dividend of $0.01 per share beginning in January 2000. Each share of Series A Preferred Stock will be convertible into one share of the Company's common stock. At the Company annual meeting in September 1999 the Company's stockholders approved such conversion, which took effect in February 2000.

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

     The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated as follows (in thousands):

               Cash                                   $    1,152
               Accounts Receivable                           939
               Inventory                                     566
               Property, Plant and Equipment                 772
               Excess Cost Over Net Assets Acquired        3,536
               Accounts Payable                             (809)
               Accrued Expenses                             (597)
               Deferred Tax Liability                       (100)
               Long-Term Debt-Current and Non-Current       (459)
                                                      ----------
                                                      $    5,000
                                                      ==========

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

     On February 2, 1998, the Company entered into a definitive purchase agreement for the acquisition of Bompet, a Venezuelan company. The acquisition was accomplished by the purchase of 100% of the issued and outstanding capital stock of Bompet. In connection with the transaction, the Company paid the sole Bompet stockholder; Inversiones Western C.A., a purchase price of $2.6 million. In addition, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000. No amount has been accrued or paid in respect of this commitment as of December 31, 1999.

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


3.   ASSET IMPAIRMENT

     As a result of difficult market conditions the Company conducted detailed reviews of the carrying value of its assets. The following provisions were made following this review (in thousands):


                          1999     1998    1997
                         ------   ------   -----

          Inventory      $    -   $1,910   $   -
          Goodwill        2,608    1,100       -
                         ------   ------   -----
                         $2,608   $3,010   $   -
                         ======   ======   =====

     While the financial performance of most of the Company's operating units showed signs of improvement following the increases in US rig count during the fourth quarter of 1999, Wood Group Drilling Products continued to experience difficult trading conditions. Fluctuations in the level of drilling products business can be attributed to drilling fleets, which have continued to operate at low capacities. Due to the continuing uncertainty over future prospects, the Company decided that its investment in Wood Group Drilling Products was impaired and accordingly wrote off the unamoritized goodwill arising from the acquisition of Church.

     During 1998, provisions of $1.9 million were made against certain product lines included within inventory to cover product lines which management believe have limited or no potential to earn future revenues.

     During the final quarter in 1998, Bompet was advised that it had lost its contract with its major customer. As a result of the loss of this contract, the Company determined that its investment in Bompet was impaired and accordingly wrote off the goodwill arising from the acquisition of Bompet.

4.   INVENTORY

     Inventory consisted of the following (in thousands):

                                                        December 31,
                                                    --------------------
                                                     1999        1998
                                                    -------   ----------
                                                              (restated)
     Raw Materials                                  $ 4,941     $ 4,185
     Work-In-Progress                                 2,833       2,535
     Finished Goods                                  24,196      25,133
                                                    -------     -------
     Total Inventory                                $31,970     $31,853
                                                    =======     =======

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                        December 31,
                                                    --------------------
                                                     1999        1998
                                                    -------   ----------
                                                              (restated)
     Land                                           $   700     $   703
     Leased property under capital leases             1,813       1,837
     Machinery and equipment                         20,863      20,854
     Buildings, improvements and other                5,553       5,614
                                                    -------     -------
                                                     28,929      29,008

     Less accumulated depreciation and
       amortization                                  19,401      19,018
                                                    -------     -------
     Net property, plant and equipment              $ 9,528     $ 9,990
                                                    =======     =======

   Depreciation and amortization expense was approximately $2.1 million, $2.0 million, and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.


6. OTHER ACCRUED LIABILITIES

   Other accrued liabilities consisted of the following (in thousands):

                                                         December 31,
                                                     -------------------
                                                      1999       1998
                                                     ------   ----------
                                                              (restated)
   Insurance....................................     $   514     $  682
   Payroll related..............................       1,960      1,812
   Warranty.....................................         940        780
   Other........................................       1,723      3,191
                                                     -------     ------
                                                     $ 5,137     $6,465
                                                     =======     ======

7. DEBT

   Debt consisted of the following (in thousands):

                                                        December 31,
                                                    --------------------
                                                       1999       1998
                                                    ----------   -------
                                                               (restated)
   Lines of credit with parent company.............  $16,254     $19,509
   Line of credit due to banks.....................    9,734       3,881
                                                     -------     -------

   Long-term debt:
   Notes payable related to acquisition of Church,
      bearing interest at 8%, due in annual
      installments of $1 million commencing
      July 1, 1998.................................    2,000      3,000
   Obligations under capital leases and other debt
      bearing interest at various rates, due in
      various installments.........................      511        947
                                                     -------    -------
   Total debt......................................    2,511      3,947
   Less current maturities.........................    1,000      1,237
                                                     -------    -------
   Long-term debt..................................  $ 1,511    $ 2,710
                                                     =======    =======

   The aggregate maturities of long-term debt, including obligations under capital leases during the five years subsequent to December 31, 1999 are (in thousands):


   December 31
   -----------
   2000                     $   1,000
   2001                         1,130
   2002                           130
   2003                           130
   2004 and thereafter            121
                                -----
        Total                  $2,511
                               ======

   Management believes that the carrying value of debt approximates its fair value at December 31, 1999 and 1998 since the lines of credit bear interest at variable rates and the various fixed rates on notes payable and capital leases are not materially different from current market rates.

   On January 20, 1999, the Company obtained a $2 million unsecured line of credit with a U.S. bank, which is guaranteed by the Company's principal stockholder, Wood Group. The line of credit is used for the purpose of general working capital requirements, and $1.4 million was available for additional borrowings on the line of credit at December 31, 1999.

   On September 2, 1998, the Company obtained a $22 million secured line of credit with its principal stockholder, Wood Group. The line bears interest at the LIBOR rate plus 0.85%, which was approximately 6.5% and 5.9% at December 31, 1999 and December 31, 1998, respectively. At December 31, 1999 and 1998 loan amounts outstanding under the agreement were $12.3 million and $15.5 million respectively.

   WGPCL and WGPCS have lines of credit with a bank in Scotland provided as part of a group banking arrangement with Wood Group. The lines of credit are used for the purpose of general working capital requirements and provide overdraft and documentary credit facilities. Interest payable on the overdrafts is equal to the bank's base rate plus 1% per annum. At December 31, 1999 and 1998 the bank's base rate was 5.5% and 6.25% respectively. The amounts outstanding under this agreement at December 31, 1999 and 1998 were $8.3 million and $3.6 million respectively.

   WGPCL has a loan at December 31, 1999 and 1998 from Wood Group amounting to $3.2 million which is repayable on demand. The loan is used for the purpose of general working capital requirements. Interest payable on the loan is charged at base rate plus 0.85% per annum.

   The Company's Abu Dhabi subsidiary has a line of credit of up to $0.5 million with a bank in Scotland provided as part of a group banking arrangement with Wood Group. The amount outstanding under this agreement at December 31, 1999 and 1998 was $0.4 million and $0.3 million respectively. Interest is charged at bank base rate plus 0.5%. At December 31, 1999 and 1998 the base rate was 7.25% and 6.48% respectively. The line of credit is used for the purpose of general working capital requirements and provides overdraft and documentary facilities. In addition, the subsidiary has a loan of $0.7 million from Wood Group at December 31, 1999 and 1998. Interest payable on the loan is charged at 6.7%.

   The Company believes it will be able to renew the line of credit and loan with Wood Group so as to ensure that the Company will have sufficient financial resources to fund its working capital requirements through 2000.

8. INCOME TAXES

   The Company records deferred income tax liabilities or assets for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):


                                              December 31,
                                            -----------------
                                             1999      1998
                                            ------   --------
     Deferred tax assets:
       Net operating loss................   $5,415   $ 3,930
       AMT credit carryforwards..........      537       565
       Tax over book inventory basis.....    2,866     2,981
       Allowance for doubtful accounts...      198       269
       Accruals..........................      550       298
       Other.............................      459       266
       Valuation allowance...............   (5,952)   (4,495)
                                            ------   -------
       Total deferred tax assets.........   $4,073   $ 3,814
                                            ======   =======

   The valuation allowance was increased during 1999 by approximately $1.5 million. At December 31, 1999, the Company had federal net operating loss
   (NOL) carryforwards available to offset future taxable income in the approximate amount of $11.0 million and foreign operating loss carryforwards available to offset taxable income in the approximate amount of $4.9 million. Of these NOL carryforwards, approximately $7.7 million were generated before the Company affected a quasi-reorganization and expire between the years 2001 and 2003. The balance of the NOL carryforwards were generated after the quasi-reorganization and expire in 2009 and 2010. Special limitations exist under the law, which may restrict the utilization of the net loss carryforwards, including the alternative minimum tax.

   Realization of deferred tax assets is dependent on generating sufficient taxable income in the future to offset these tax deductions and NOL carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets in excess of the valuation allowance recorded will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. Alternatively, if the Company can maintain the current levels of taxable income into the future, then the deferred tax asset considered realizable could be increased in the near term.

   The following is a summary of the provision for income taxes (in thousands):

                                                  Year Ended December 31,
                                         ---------------------------------------
                                           1999           1998           1997
                                         -------       ----------     ----------
                                                       (restated)     (restated)
   Current - U.S.                           $ 176         $   155       $    97
   Current - foreign provision                 13             253           144
   Non-cash charge in lieu
    of income taxes                             -           1,690         3,206
   Deferred tax (benefit) - U.S.             (259)         (1,124)       (1,969)
   Deferred tax charge - foreign                8               -             -
                                            -----         -------       -------
   (Benefit from) provision for
      income taxes                          $ (62)        $   974       $ 1,478
                                            =====         =======       =======

   The non-cash charges in lieu of income taxes represent the amount of income taxes the Company would pay absent the NOL carryforward which was generated before the Company affected a quasi-reorganization. Such charges are offset within shareholders' equity by an increase in additional paid-in-capital.

   The reconciliation between the actual (benefit)/provision recorded for income taxes and the (benefit)/provision for income taxes at the United States federal statutory rate for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                            1999          1998           1997
                                         ---------     ----------      ---------
                                                       (restated)     (restated)
    U.S. federal statutory rate             (34.0)%          34.0%        34.0%
    Current foreign losses with no
     future tax benefits                     13.6%           30.0%         1.6%
    Difference in overseas tax rates          4.0%          (25.4)%        8.8%
    Write-off of Bompet goodwill                -           113.8%            -
    Write-off of Drilling Products
     goodwill                                14.9%               -            -
    Non-deductible Expenses                   2.5%          157.8%        15.2%
    State Taxes                               0.9%            4.6%         5.2%
    Other                                    (2.9)%              -            -
                                           -------          ------       ------
    Effective Tax Rate                       (1.0)%         297.8%        64.7%
                                           =======          ======       ======

   The Company incurred losses in its United Kingdom and Venezuelan operations, which management believes may not provide future tax benefits to the Company. The impact of these losses and the provision for income taxes was recorded throughout 1999 and in the fourth quarter of 1998.

9. RELATED PARTY TRANSACTIONS

   The Company and Wood Group have agreed to an annual provision for administrative and financial service fees in amounts to be determined on an annual basis. The Company was charged approximately $667,000, $898,000 and $389,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

   On May 14, 1999, the Company, in a privately negotiated transaction (the "Pressure Control Acquisition"), completed its acquisition from Wood Group of all of the outstanding capital stock of WGPCHL. In connection with the transaction and in exchange for all of the shares of the capital stock of WGPCHL, the Company issued to Wood Group, 1,350,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), representing approximately 0.5% of the currently issued and outstanding shares of Common Stock. In addition, the Company issued 1,850,000 shares of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). Following this transaction, the Wood Group owned approximately 89% of the Company.

   On February 22, 2000, the 1,850,000 shares of Series A Cumulative Convertible Preferred Stock were converted into 1,850,000 shares of Common Stock. Following this transaction, the Wood Group owns 89.7% of the Company.

   On September 8, 1997, the Company agreed to issue and sell to the Wood Group 6,250,000 shares of the Company's common stock, par value $0.01 per share. The aggregate purchase price for the shares was $10 million, or $1.60 per share.

   During 1997 and 1998, WGPCS paid distributions of $82,000 and $1,245,000 respectively to Wood Group Engineering and Operations Support Limited, a fellow Wood Group subsidiary who were then the immediate parent of WGPCS.

   During 1997, Wood Group made a capital contribution of $672,000 to WGPCS.

   The Company and certain of its subsidiaries have various debt agreements with Wood Group. See Note 7 for further details.

10. COMMITMENTS AND CONTINGENCIES

   The Company leases office space and various equipment under non-cancellable operating leases. The leases provide for minimum monthly payments, plus in certain instances, payment for taxes, insurance and maintenance. Certain leases also contain renewal options. The Company is liable under non-cancellable leases for minimum lease commitment amounts during the five years subsequent to December 31, 1999 as follows (in thousands):

   December 31
   -----------
   2000                        $1,962
   2001                         1,091
   2002                           650
   2003                           415
   2004 and thereafter          1,507
                               ------
             Total             $5,625
                               ======

   Rental expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $1.8 million, $1.3 million and $1.4 million, respectively.

   Pursuant to the agreement to acquire Church, the Company will pay up to an additional $1.0 million in the event that Church's average earnings in 1999 and 2000 exceed certain thresholds.

   Pursuant to the agreement to acquire Bompet, the Company will pay up to a maximum of $3.4 million in the event that Bompet's earnings exceed certain thresholds during 1998, 1999 and 2000.

   The Company has authorized a long-term incentive program for its key employees. Incentive payments are based on the improvement in pre-tax earnings per share over a stated amount. No amounts have been earned during 1999, 1998 and 1997.


11. PROFIT SHARING AND 401(k) PLANS

   The Company has a defined contribution 401(k) profit sharing plan. The plan covers substantially all employees subject to certain length of service requirements. Contributions are made at the discretion of the Board of Directors. The Company matches employee's contributions up to 6% of their eligible compensation at a rate of 50% of employee contributions. The Company's matching contributions totaled approximately $282,000, $389,000 and $130,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

12.  SUPPLEMENTAL CASH FLOW DISCLOSURES

                    Year Ended                Year Ended         Year Ended
                  December 31, 1999        December 31, 1998   December 31, 1997
                  -----------------        -----------------   -----------------
                   (in thousands)            (in thousands)      (in thousands)
                                               (restated)          (restated)
    Cash paid for:
      Interest        $1,752                    $2,043               $1,023
                      ======                    ======               ======

      Income taxes    $  248                    $  420               $  136
                      ======                    ======               ======


   The Company entered into capital lease obligations of $160,000 during the period ended December 31, 1997. During the year ended December 31, 1997, the company purchased $785,000 of property, plant and equipment by issuing a note payable to the seller.

13.  SEGMENT AND RELATED INFORMATION

   Summarized financial information of the Company's reportable segments for the years ended December 31, 1999, 1998 and 1997 is shown in the following table based on how the Company is managed:


                                                     U.S.         Eastern
                                                  Operations(2) Hemisphere(2) Other(2)      Total
                                                  ------------  ------------  --------    -----
  1999
  ----
  Revenues from external customers                   $52,544      $31,249      $ 5,083   $ 88,876
  Depreciation and amortization                        1,918          547          283      2,748
  EBIT (1)                                            (1,715)      (2,129)        (370)    (4,214)
  Total Assets                                       $52,872      $12,394      $ 5,955   $ 71,221

  1998 (restated)
  ---------------
  Revenues from external customers                   $82,143      $27,885      $ 7,651   $117,679
  Depreciation and amortization                        2,130          450          207      2,787
  EBIT (1)                                             1,149          693          525      2,367
  Total Assets                                       $52,436      $18,739      $ 6,139   $ 77,314

  1997 (restated)
  ---------------
  Revenues from external customers                   $65,855      $22,042      $    -    $ 87,897
  Depreciation and amortization                        1,682          557           -       2,239
  EBIT (1)                                             3,410          (56)          -       3,354
  Total Assets                                       $52,344      $12,326      $    -    $ 64,670

(1)  EBIT represents earnings before other (income) expense and taxes.

(2) U.S. operations comprises ERC Industries, Inc. and Wood Group Drilling Products. Other relates to Wood Group Pressure Control Venezuela. Eastern Hemisphere comprises all remaining subsidiaries.

The following table is a reconciliation of reportable segment EBIT to the Company's consolidated totals:


                                                                                              1999         1998         1997
                                                                                            ---------   ----------   ----------
                                                                                                        (restated)   (restated)
  Total EBIT for reportable segments                                                         $(4,214)    $  2,367      $ 3,354
  Other income / (expense)                                                                    (1,745)      (2,040)      (1,099)
                                                                                             -------     --------      -------
  Total consolidated income / (loss)
   before taxes                                                                              $(5,959)    $    327      $ 2,255
                                                                                             =======     ========      =======

  The following table presents revenues based on the location of the service provided:

                                                                                               1999         1998         1997
                                                                                             -------     --------      -------
                                                                                                        (restated)   (restated)
  U.S.A.                                                                                     $51,751     $ 81,138      $64,153
  United Kingdom                                                                              12,587       11,285       12,296
  Venezuela                                                                                    5,083        7,651          275
  United Arab Emirates                                                                        15,359       12,142        9,103
  Other                                                                                        4,096        5,463        2,070
                                                                                             -------     --------      -------
  Total Revenues                                                                             $88,876     $117,679      $87,897
                                                                                             =======     ========      =======

   The Company has one customer who accounted for 11%, 15% and 10% of its revenues in 1999, 1998 and 1997, respectively.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                            March 31    June 30    Sept. 30     Dec. 31
                                            ---------   --------   ---------   ---------
                                              (In thousands, except per share data)
1999 (MARCH 31 RESTATED)
---------------
Revenues.................................    $22,666    $18,711     $22,083     $25,416
Gross profit.............................      5,024      4,211       5,016       5,298
Net income (loss)........................       (759)    (1,615)       (689)     (2,832)
Basic net income (loss) per share........    $ (0.03)   $ (0.06)    $ (0.02)    $ (0.09)
Diluted net income (loss) per share......    $ (0.03)   $ (0.06)    $ (0.02)    $ (0.09)
1998 (RESTATED)
---------------
Revenues.................................    $29,457    $31,468     $30,439     $26,315
Gross profit.............................      7,866      8,427       8,197       4,905
Net income (loss)........................      1,264        966         589      (3,466)
Basic net income (loss) per share........    $  0.04    $  0.03     $  0.02     $ (0.12)
Diluted net income (loss) per share......    $  0.04    $  0.03     $  0.02     $ (0.12)

15. SUBSEQUENT EVENT

On March 29, 2000, the Company has entered into a merger agreement with Wood Group PLC, pursuant to which the Wood Group would acquire all outstanding shares of the Company's common stock not currently owned by it for a cash price of
$1.60 per share.   The merger agreement specifies certain conditions that must be satisfied prior to the closing of the merger. As a result of the merger, the Wood Group would own 100% of the outstanding shares of the surviving corporation, and the common stock of the Company would cease to be authorized to be quoted on the OTC Bulletin Board or on any other interdealer quotation system of a registered national securities association.