Form 10-K405/A
period 1999-12-31
ERC INDUSTRIES INC /DE/
filed 2000-04-26
CIK 775477

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K/A
                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999
                          ----------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________________________

Commission file number     0-14439
                      --------------------------------------------------------

                             ERC INDUSTRIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     76-0382879
-----------------------------              -----------------------------------
  (State of incorporation)                 (I.R.S. Employer Identification No.)

                 1441 Park Ten Boulevard, Houston, Texas 77084
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code   (281) 398-8901
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
$0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No ______
                                        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000 was $4,740,855.

The number of shares outstanding of the registrant's common stock, as of March 17, 2000 was 30,698,272.

Documents Incorporated by Reference: None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company presently consists of six directors. These directors are divided into three classes: Class I (two directors), Class II (two directors) and Class III (two directors). The term of the Class I directors expires at the Annual Meeting of Stockholders to be held in 2000, the term of the Class II directors expires at the Annual Meeting to be held in 2001, and the term of the Class III directors will expire at the Annual Meeting of Stockholders to be held in 2002.

     The following table sets forth certain information as to the directors and executive officers of the Company:

                                           Positions and Offices                                   Director
Name and Age                               With the Company                                         Since
----------------------------------------   -----------------------------------------------          -----
Jorge E. Estrada, 52                       Director                                                  1998
               (Class I)
George W. Tilley, 63                       Director                                                  1999
               (Class I)
John Derek Prichard-Jones, 64              Director                                                  1993
               (Class II)
Alan D. Senn, 41                           President, Chief Operating Officer and Director           1999
               (Class II)
Allister G. Langlands, 42                  Director                                                  1993
               (Class III)
Wendell R. Brooks, 50                      Chief Executive Officer and Chairman of the               1995
               (Class III)                 Board of Directors


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

     GEORGE W. TILLEY joined the Company as a director in 1993 and resigned from the Board of Directors as of November 1, 1997. Mr. Tilley was appointed as a director by the Board of Directors on September 2, 1999 to fill the vacancy caused by the death of one of the Company's directors. From June 1992 to November 1996, Mr. Tilley served as President and Chief Executive Officer of Grant Geophysical, Inc., a public company providing geophysical services to the oil industry. Prior to his position with Grant, Mr. Tilley was the President and Chief Executive Officer of Halliburton Geophysical Services, a division of Halliburton Company, from 1990 to 1992. Prior to 1990, Mr. Tilley held other positions with Halliburton.

     JOHN DEREK PRICHARD-JONES has served as director of the Company since 1993. Mr. Jones served as Chairman of the Company from February 1993 until June 1999. Since 1991, Mr. Jones has served as Chairman and Chief Executive Officer of Wood Group Petroleum Services, Inc., a Houston-based, indirect wholly-owned subsidiary of Wood Group performing administrative services for Wood Group's U.S. operations. From 1990 to 1991, Mr. Jones served as Vice President - Manufacturing of Western Atlas Inc., a well logging and seismic company headquartered in Houston, Texas. Mr. Jones served as President of Computalog USA Inc., an oilfield services company having its principal executive offices located in Houston, Texas, from 1989 to 1990.

     ALAN D. SENN joined the Company in 1978. He has served in all levels of operations including management positions within the Company's U.S. Operations. In January 1998, Mr. Senn was promoted to Senior Vice President, U.S. Operations with areas of responsibility including North American operations and manufacturing and became President and Chief Operating Officer of the Company in July 1998. Mr. Senn was elected to the Company's Board of Directors in June 1999.

     ALLISTER G. LANGLANDS has served as a director of the Company since 1993. Mr. Langlands is a Qualified Chartered Accountant. He has been Financial Director of Wood Group since August 1991 and Deputy Managing Director since January 2000. From 1989 to August 1991, Mr. Langlands was a partner in the international accounting firm of Coopers & Lybrand Deloitte and its predecessor Deloitte Haskins & Sells.

     WENDELL R. BROOKS was elected as a director in August 1995 and Chief Executive Officer in 1998. Since June 1999, Mr. Brooks has served as Chairman of the Board. Mr. Brooks has over 20 years of general management experience in the oil and gas service industry. He has been involved in business development activities, including acquisitions and mergers for Wood Group Petroleum Services, Inc. Mr Brooks currently serves as President and Chief Operating Officer of Wood Group Petroleum Services, Inc. Prior to joining Wood Group in June 1994, Mr. Brooks served for nine years as President and CEO of Del Norte Technology, Inc., an international supplier of equipment and services to the offshore oil and gas industry. He has been a director of Wood Group since January 1999.

     EXECUTIVE OFFICERS

     JAMES E. KLIMA, age 51, joined the Company in October 1995 as Vice President and Chief Financial Officer. From May 1991 until October 1995, Mr. Klima served as Chief Financial Officer of CTC International, a privately held oil and gas service company. Mr. Klima has over 22 years of financial management experience and international expertise in the oil and gas industry with such companies as Combustion Engineering, Gray Tool, Vetco Gray and CTC International.

     HEINRICH LANG, age 61, joined the Company in July 1996 in the position of Vice President, Engineering and Business Development. From June 1992 to July 1996, Mr. Lang served as Manager of wellhead engineering for Ingram-Cactus Company, a privately held oil field service company. Mr. Lang has over 25 years of experience in the wellhead and valve industry with such companies as Gray Tool, Vetco Gray and Ingram-Cactus.

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

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto provided to the Company pursuant to Rule 16a-3(e), the Company believes that, due to an administrative error, Forms 4 required by Section 16(a) of the 1934 Act for Messrs. Klima, Lang and Senn were not timely filed. Messrs. Klima and Lang filed Forms 4 in April 2000 with respect to 15,000 units of SARs awarded in 1999. Mr. Senn filed a Form 4 in April 2000 with respect to 20,000 units of SARs awarded in 1999. None of the SARs awarded to the individuals named above have ever been exercised. See Item 11. "Executive Compensation - Long Term Incentive Program."

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 1999, December 31, 1998 and December 31, 1997 to the Company's Chief Executive Officer and the other executive officers of the Company who received total annual salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1999, December 31, 1998, and December 31, 1997 (the "Named Executive Officers").


                                             ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                   -----------------------------------------    --------------------------------------
                                                                                          AWARDS
                                                                                -------------------------
                                                                                               SECURITIES   PAYOUTS
                                                                  OTHER         RESTRICTED     UNDERLYING   -------
         NAME &                                                   ANNUAL          STOCK        OPTIONS/       LTIP      ALL OTHER
   PRINCIPAL POSITION       YEAR      SALARY        BONUS      COMPENSATION       AWARDS         SARs       PAYOUTS   COMPENSATION
   ------------------       ----      ------        -----      ------------       ------         ----       -------   ------------
                                        ($)          ($)            ($)             ($)            (#)          ($)           ($)
Wendell R. Brooks           1999    $   183,333    $   35,000       --              --            --         --              --
    Chief Executive         1998        178,365        85,087       --              --            --         --              --
    Officer                 1997        156,058        36,305       --              --            --         --              --

Alan D. Senn                1999    $   156,809    $   31,500       --              --        30,000         --              --
    President & Chief       1998        132,819        22,903       --              --        20,000         --         $28,349(1)
    Operating Officer       1997         96,625        19,667       --              --        35,000         --              --

James E. Klima              1999    $   120,993    $   21,000       --              --        25,000         --              --
    Vice President &        1998        111,085        22,722       --              --        15,000         --              --
    Chief Financial Officer 1997         96,950        22,530       --              --        35,000         --              --

Heinrich Lang               1999    $   128,334    $   24,000       --              --        25,000         --              --
    Vice President-         1998        111,431        23,178       --              --        15,000         --              --
    Engineering &           1997         95,885         9,577       --              --        35,000         --              --
    Business Development

D. Patrick Geiger(2)        1999    $   136,486    $   19,000       --              --            --         --              --
    Executive Vice          1998        128,077        27,993       --              --        15,000         --              --
    President               1997        103,269        19,102       --              --        35,000         --              --

_______________________

(1)  Amount paid for expenses relating to moving.
(2)  Mr. Geiger resigned his positions with the Company on January 14, 2000.

     The Company has a defined contribution 401(k) profit sharing plan. The plan covers substantially all employees subject to certain length of service requirements. Contributions are made at the discretion of the Board of Directors. The Company paid $49,000 during 1994 for contributions accrued at December 31, 1993. The Company paid $27,000 during 1995 for contributions accrued at December 31, 1994. No contributions were paid or accrued for the year ended December 31, 1995. In June 1996, the Company began matching employee's contributions up to 6% of their eligible compensation at a rate of 25% of employee contributions, and in January 1999, the Company began matching employee's contributions up to 6% of their eligible compensation at a rate of 50% of employee contributions.

The Company's matching contributions totaled approximately $130,000 in 1997, $389,000 in 1998 and $282,000 in 1999.

LONG TERM INCENTIVE PROGRAM

     In November 1994, the Company's Board of Directors approved a long term incentive plan which was amended July 1997 (the "1994 Plan") pursuant to which certain key employees of the Company may receive cash incentives based upon the Company's earnings in given years. Awards may be granted under the 1994 Plan up to an aggregate of 1,534,914 units (the "Units") (such number being subject to antidilution adjustments under certain circumstances) at prices determined by the Board of Directors. Plan participants, awards to participants, exercise prices and performance measurement periods are determined by the Company's Board of Directors.

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

     During the year ended December 31, 1999, the Board granted 250,000 Units to employees of the Company under the 1994 Plan, 80,000 of which were granted to the Named Executive Officers as follows:

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                                               ESTIMATED FUTURE PAYOUTS UNDER
                                     NUMBER OF SHARES,     PERFORMANCE OR        NON-STOCK PRICE-BASED PLANS
                                       UNITS OR OTHER       OTHER PERIOD       ------------------------------
              NAME &                       RIGHTS         UNTIL MATURATION     THRESHOLD    TARGET   MAXIMUM
        PRINCIPAL POSITION                  (#)               OR PAYOUT        ($)/(1)/    ($)/(2)/  ($)/(3)/
--------------------------------    ------------------    ----------------     ---------   -------   --------
Wendell R. Brooks                             --                   --                --         --       --
 Chief Executive Officer

Alan D. Senn                              30,000           12-1-99 to            $ 0.50     $ 0.01       --
 President & Chief Operating                                  12-1-06
 Officer

James E. Klima                            25,000           12-1-99 to            $ 0.50     $ 0.01       --
 Vice President & Chief                                       12-1-06
 Financial Officer

Heinrich Lang                             25,000           12-1-99 to            $ 0.50     $ 0.01       --
 Vice President-Engineering                                   12-1-06
 Business Development

D. Patrick Geiger                             --                   --            --         --       --
 Executive Vice President

------------
(1)  Represents the price per Unit (described above).
(2)  Represents the Current Value per Unit (described above).
(3) Currently, none of the awards have a Current Value in excess of the price per Unit. However, the 1994 Plan has no maximum amount that can be realized upon an award.

DIRECTOR COMPENSATION

  From 1990 to January 1993, the Company's policy was to provide each director of the Company who was not an employee of the Company and who was not compensated under any other agreement, $20,000 in cash as director's fees for each full year of service, plus $500 per meeting attended. In January 1993, the Company terminated this policy regarding directors' fees and meeting fees for directors who are employed by either the Company or Wood Group. As a result, the only directors who now receive fees for their services as directors are Messrs. Estrada and Tilley, who are not employed by either the Company or Wood Group. Messrs. Estrada and Tilley each receive $10,000 for each full year of service as a director.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

  Compensation decisions with respect to the executive officers of the Company are made by the Board of Directors, which includes Wendell R. Brooks, Chairman of the Board and Chief Executive Officer, and Alan D. Senn, President and Chief Operating Officer. Mr. Brooks does not receive compensation from the Company for his service as Chairman. Messrs. Brooks and Senn did not participate in any deliberations or votes with respect to their compensation during fiscal 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 2000, by (i) each director, nominee for director and the Chief Executive Officer of the Company,
(ii) all executive officers and directors of the Company as a group, and (iii) all persons who are known by the Company to be beneficial owners of 5% or more of the Company's outstanding Common Stock.

        NAME AND ADDRESS OF BENEFICIAL OWNER/(1)/                  SHARES OWNED                   PERCENT OF CLASS
        -----------------------------------------                  ------------                   ----------------
John Wood Group PLC/(2)/                                            27,537,702/(4)/                     89.7%/(4)/
Wendell R. Brooks/(3)/                                                       0                             0%
Alan D. Senn                                                                 0                             0%

        NAME AND ADDRESS OF BENEFICIAL OWNER/(1)/                  SHARES OWNED                   PERCENT OF CLASS
        ---------------------------------------                    ------------                   ----------------
Jorge E. Estrada                                                             0                             0%
Allister G. Langlands/(3)/                                                   0                             0%
John Derek Prichard-Jones                                                    0                             0%
George W. Tilley                                                             0                             0%
Directors and Executive Officers
  as a group (8 persons)                                                     0                             *

 ________________________________
 *Less than 1%

 (1) Except as set forth below, the address of each Beneficial Owner is 1441 Park Ten Boulevard, Houston, Texas 77084.
 (2) The address of John Wood Group PLC, a corporation registered in Scotland and incorporated under the laws of the United Kingdom ("Wood Group"), is John Wood House, Greenwell Road, East Tullos, Aberdeen, Scotland AB1 4AX.
 (3) The directors of Wood Group, which include Messrs. Brooks and Langlands and Sir Ian Wood C.B.E., L.L.D., Chairman and Managing Director of Wood Group, may be deemed the beneficial owners of the Company's Common Stock owned by Wood Group.
 (4) Includes 1,850,000 shares of common stock issued in February 2000 upon conversion of the shares of Series A Cumulative Convertible Preferred
     Stock held by Wood Group.

Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Includes shares of Common Stock held by spouses and minor children of such persons and corporations in which such persons hold a controlling interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On September 2, 1998, the Company obtained a $22 million secured line of credit with its principal stockholder, John Wood Group PLC ("Wood Group"). The line bears interest at the LIBOR rate plus 0.85%, which was approximately 6.5% and 5.9% at December 31, 1999 and 1998, respectively. At December 31, 1999, loan amounts outstanding under the agreement were $12.3 million.

  Two subsidiaries of the company, Wood Group Pressure Control Limited ("WGPCL") and Wood Group Pressure Control and Engineering Services Limited, have lines of credit with a bank in Scotland provided as part of a group banking arrangement with Wood Group. The lines of credit are used for the purpose of general working capital requirements and provide overdraft and documentary credit facilities. Interest payable on the overdrafts is equal to the bank's base rate plus 1% per annum. At December 31, 1999, the bank's base rate was 5.5% (1998: 6.25%). The amounts outstanding under this agreement at December 31, 1999 and 1998 were $8.3 million and $3.6 million, respectively.

  WGPCL has a loan from Wood Group at December 1999 and 1998 amounting to $3.2 million, which is repayable on demand. The loan is used for the purpose of general working capital requirements. Interest payable on the loan is charged at base rate plus 0.85% per annum.

  The Company's Abu Dhabi subsidiary has a line of credit of up to $0.5 million with a bank in Scotland provided as part of a group banking arrangement with Wood Group. The amount outstanding under this agreement at December 31, 1999 was $0.4 million (1998: $0.3 million). Interest is charged at bank rate plus 0.5%. At December 31, 1999 the base rate was 7.25% (1998: 6.48%). The line of credit is used for the purpose of general working capital requirements and provides overdraft and documentary facilities. In addition, the subsidiary has a loan of $0.7 million at December 31, 1999 and 1998 from Wood Group. Interest payable on the loan is charged at 6.7%.

MANAGEMENT SUPPORT FEE

  The Company and Wood Group have agreed to an annual provision for administrative and financial services fees in amounts to be determined on an annual basis. The Company paid or accrued $667,000 in such fees for the fiscal year ended December 31, 1999.

PRESSURE CONTROL ACQUISITION

  In May 1999, the Company, in a privately negotiated transaction, completed its acquisition from Wood Group of all of the outstanding capital stock of Wood Group Pressure Control Holdings Limited ("Holdings"). Prior to the acquisition, Holdings was a wholly owned subsidiary of Wood Group.

  The sole assets of Holdings consist of all of the issued and outstanding capital stock of each of Wood Group Engineering Services (Peterhead) Limited and Wood Group Engineering (Middle East) Limited, which in turn beneficially owns Arabian Oil Equipment Services LLC. These companies market, manufacture and service products used in the drilling and production segment of the oil and gas industry, primarily consisting of the repair and overhaul of valves and wellheads. They operate out of one facility located in Scotland and one facility in the United Arab Emirates.

  In connection with the transaction, as part of the consideration for the acquisition, the Company granted certain registration rights to Wood Group pursuant to a registration rights agreement. Under the terms of that agreement, the Company granted to Wood Group and its assignees the right to require the Company to register the offer and sale of the Company common stock issued in the transaction and the common stock issuable upon the conversion of the Series A Cumulative Convertible Preferred Stock up to two times, subject to certain deferral and cutback provisions. In addition, the Company also granted to Wood Group and its assignees certain incidental or "piggyback" registration rights, which allow Wood Group to participate in certain underwritten public offerings initiated by the Company, subject to certain limitations and conditions set forth in the agreement. Under the terms of the agreement, the ability of Wood Group to exercise such rights may not be subordinated or subject to registration rights of any other person or entity. The rights granted under the agreement terminate on the earlier of (1) the fifth anniversary date of the agreement, or
(2) such time as the shares may be immediately sold under Rule 144 under the Securities Act of 1933 during any 90-day period.

  Prior to the consummation of the transactions, Wood Group owned approximately 88.5% of the outstanding shares of the Company's common stock. Prior to the negotiation and consummation of this transaction, the Company's Board of Directors appointed a special committee consisting of its two outside independent directors to evaluate and negotiate the transaction. The special committee engaged Schroder & Co. Inc. ("Schroder") as its financial advisor to assist it in evaluating and determining the fairness of the transaction to the Company's stockholders. On February 1, 1999, Schroder delivered an opinion stating that the consideration to be received by the Company in the transaction was fair to the Company's stockholders from a financial point of view. Because the terms, conditions and consideration for the transaction as consummated were the same as the terms, conditions and consideration analyzed by Schroder, and the valuation of the acquired companies increased since the date of the fairness opinion, the special committee determined that the transaction was fair to the Company's stockholders as of the date of the acquisition.

  In connection with the transaction and in exchange for all of the shares of the capital stock of Holdings, the Company issued to Wood Group 1,350,000 shares of the Company common stock, representing approximately 0.5% of the issued and outstanding shares of common stock. In addition, the Company issued 1,850,000 shares of its Series A Cumulative Convertible Preferred Stock. The total dollar value of the transaction was approximately $5.2 million, including debt assumed by Wood Group. In February 2000, Wood Group converted such shares of preferred stock into 1,850,000 shares of common stock.

OTHER REGISTRATION RIGHTS AGREEMENTS

  In June 1996 and September 1997, Wood Group purchased from the Company an aggregate of 13.6 million shares of the Company common stock. In connection with such purchases, the Company granted registration rights to Wood

Group under two registration rights agreements. Under such agreements, Wood Group has demand registration rights pursuant to which Wood Group may request, not more than two times, registration by the Company of any or all of the shares of common stock purchased within 120 days after notice to the Company. Wood Group also has piggyback registration rights with respect to 6.3 million of the shares, which allow Wood Group to participate in underwritten public offerings initiated by the Company during the five years after the date of the agreement, subject to limitations and conditions in that agreement. The ability of Wood Group to exercise the rights granted under the agreements may not be subordinated or subject to registration rights granted to any other person or entity.

  The rights granted under each agreement terminate, and the registration rights will not be exercisable by Wood Group, on the earlier of (1) the fifth anniversary date of such agreement, or (2) at such time as all the shares subject to the agreement may immediately be sold under Rule 144 under the Securities Act of 1933 during any 90-day period.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ERC INDUSTRIES, INC.



Dated: April 25, 2000                           /s/ WENDELL R. BROOKS
                                                ---------------------
                                                Wendell R. Brooks
                                                Chairman


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Dated:                      April 25, 2000                            /s/ WENDELL R. BROOKS
                                                                    ---------------------------------------------
                                                                    Wendell R. Brooks
                                                                    Chairman and Director

Dated:                      April 25, 2000                          /s/ J. DEREK P. JONES
                                                                    ---------------------------------------------
                                                                    J. Derek P. Jones
                                                                    Director

Dated:                      April 25, 2000                          /s/ ALAN D. SENN
                                                                    ---------------------------------------------
                                                                    Alan D. Senn
                                                                    President
                                                                    (Principal Executive Officer)

Dated:                      April 25, 2000                          /s/ JAMES E. KLIMA
                                                                    ---------------------------------------------
                                                                    James E. Klima
                                                                    Vice President and Chief Financial Officer
                                                                    (Principal Financial and Accounting Officer)

Dated:                      April 25, 2000                          /s/ ALLISTER G. LANGLANDS
                                                                    ---------------------------------------------
                                                                    Allister G. Langlands
                                                                    Director

Dated:                      April 25, 2000                          /s/ GEORGE TILLEY
                                                                    ---------------------------------------------
                                                                    George Tilley
                                                                    Director

Dated:                      April 25, 2000                          /s/ JORGE ESTRADA
                                                                    ---------------------------------------------
                                                                    Jorge Estrada
                                                                    Director