Form 10-Q
period 2000-03-31
ERC INDUSTRIES INC /DE/
filed 2000-05-12
CIK 775477

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-14439
                    -------

                             ERC INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                          76-0382879
   ------------------                             --------------------------
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

1441 Park Ten Boulevard, Houston, Texas                                    77084
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

                                 Yes   x   No ______
                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at May 10, 2000
-----------------------------                     ---------------------------
Common stock, $0.01 par value                          30,698,272 shares

                             ERC INDUSTRIES, INC.


                                     INDEX

                                                                    PAGE

PART I
Financial Information:

  Condensed Consolidated Balance Sheet -
     March 31, 2000 and December 31, 1999..........................  2

  Condensed Consolidated Statement of Operations
     Three Months Ended March 31, 2000 and 1999....................  3

  Condensed Consolidated Statement of Shareholders' Equity
     Three Months Ended March 31, 2000.............................  4

  Condensed Consolidated Statement of Comprehensive Income (Loss)
     Three Months Ended March 31, 2000 and 1999....................  5

  Condensed Consolidated Statement of Cash Flows
     Three Months Ended March 31, 2000 and 1999....................  6

  Notes to Condensed Consolidated Financial Statements.............  7

  Management's Discussion and Analysis.............................  9

PART II

Other Information.................................................. 11

  Signature Page................................................... 12

                         Part I. FINANCIAL INFORMATION
                             ERC INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except for share amounts)
                                  (unaudited)

                                                                    March 31,        December 31,
                                                                      2000               1999
                                                                  -------------      -------------
Assets
Current assets:
   Cash and cash equivalents                                      $         614      $       1,387
   Trade accounts receivable, net of allowance for
     doubtful accounts of $920 and $1,032, respectively                  22,167             21,333
   Inventory                                                             32,196             31,970
   Prepaid expenses and other current assets                              2,445              1,915
   Deferred tax asset                                                     3,789              3,789
                                                                  -------------      -------------
          Total current assets                                           61,211             60,394

Property, plant and equipment, net                                        8,867              9,528
Excess cost over net assets acquired, net                                   955              1,015
Deferred tax asset, non-current                                             284                284
                                                                  -------------      -------------

          Total assets                                            $      71,317      $      71,221
                                                                  =============      =============

Liabilities and Shareholders' Equity

Current liabilities:
   Line of credit from banks                                      $      10,555      $       9,734
   Line of credit from parent                                            16,210             16,254
   Current portion of long-term debt                                      1,000              1,000
   Accounts payable                                                      11,609             10,920
   Other accrued liabilities                                              4,110              5,137
                                                                  -------------      -------------
          Total current liabilities                                      43,484             43,045

Other liabilities, non-current                                              105                105
Long-term debt                                                            1,486              1,511
                                                                  -------------      -------------
Total Liabilities                                                        45,075             44,661
                                                                  -------------      -------------

Commitments and contingencies                                                 -                  -

Shareholders' equity:
   Preferred stock, par value $1; authorized - 10,000,000 shares;
     none issued and outstanding (December 31, 1999: 1,850,000)               -              1,850
   Common stock, par value $0.01; authorized - 40,000,000 shares;
     30,698,272 issued and outstanding
     (December 31, 1999: 28,848,272)                                        307                289
   Additional paid-in capital                                            27,495             25,663
   Accumulated deficit                                                   (1,561)            (1,226)
   Accumulated other comprehensive income                                     1                (16)
                                                                  -------------      -------------
Total shareholders' equity                                               26,242             26,560
                                                                  -------------      -------------

          Total liabilities and stockholders' equity              $      71,317      $      71,221
                                                                  =============      =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                     Three Months Ended
                                                         March 31,
                                                 ----------------------------
                                                     2000           1999
                                                 ----------------------------
                                                                  (restated)
Revenues                                         $     26,627    $     22,666

Cost of goods sold                                     21,137          17,642
                                                 ------------    ------------
     Gross profit                                       5,490           5,024

Selling, general and administrative expenses            5,455           5,481
                                                 ------------    ------------

Operating income (loss)                                    35            (457)

Interest expense                                          516             471
                                                 ------------    ------------

Loss before provision for income taxes                   (481)           (928)

(Benefit from) provision for income taxes                (146)           (169)
                                                 ------------    ------------

Net loss                                         $       (335)   $       (759)
                                                 ============    ============

Basic and diluted loss per share                 $      (0.01)   $      (0.03)
                                                 ============    ============

Weighted average number of shares
   outstanding-basic and diluted                       29,641          28,848
                                                 ============    ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                    ADDITIONAL                    ACCUMULATED OTHER
                                       PREFERRED        COMMON       PAID-IN       RETAINED         COMPREHENSIVE
                                         STOCK           STOCK       CAPITAL       EARNINGS            INCOME
                                      ---------------------------    --------     -----------     -----------------
Balance as of December 31, 1999           1,850              289      25,663          (1,226)                  (16)
 Net loss                                     -                -           -            (335)                    -
 Conversion of preferred stock into
 common stock                            (1,850)              18       1,832               -                     -
 Other comprehensive income                   -                -           -               -                    17

                                      -----------------------------------------------------------------------------
Balance as of March 31, 2000                  -     $        307   $  27,495    $     (1,561)   $                1
                                      =========     ============   ==========   =============   ===================

  The accompanying notes are an integral part of the condensed consolidated financial statements.

                     ERC INDUSTRIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                (in thousands)
                                  (unaudited)

                                            Three Months Ended
                                                 March 31,
                                       ----------------------------
                                            2000            1999
                                       ------------     -----------
                                                         (restated)
Net loss                               $       (335)    $      (759)

Other comprehensive (loss) income                17             (46)
                                       ------------     -----------

Total comprehensive loss               $       (318)    $      (805)
                                       ============     ===========



  The accompanying notes are an integral part of the condensed consolidated financial statements

                             ERC INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                            --------------------------------
                                                                2000                1999
                                                            -------------      -------------
Cash flows from operating activities:                                            (restated)

 Net cash provided by (used in) operating activities        $      (1,661)     $       2,308
                                                            -------------      -------------

Cash flows from investing activities:
 Purchases of property, plant and equipment                           (59)              (297)
 Proceeds from sale of property, plant and equipment                  195                 36
                                                            -------------      -------------

   Net cash provided by (used in) investing activities                136               (261)
                                                            -------------      -------------

Cash flows from financing activities:

 Line of credit borrowings from parent company, net                   (44)            (2,820)
 Line of credit borrowings from banks, net                            821                406
 Principal payments on long-term debt and capital
    lease obligations                                                 (25)              (155)
                                                            -------------      -------------

      Net cash (used in) provided by financing activities             752             (2,569)
                                                            -------------      -------------

 Net decrease in cash and cash equivalents                           (773)              (522)

 Cash and cash equivalents, beginning of period                     1,387              2,246
                                                            -------------      -------------

 Cash and cash equivalents, end of period                   $         614      $       1,724
                                                            =============      =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             ERC INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) The information contained herein with respect to March 31, 2000 and the three months ended March 31, 2000 and 1999, has not been audited but was prepared in conformity with the accounting principles and policies described in the ERC Industries, Inc. (the "Company") annual report (Form 10-K) for the year ended December 31, 1999. Included are all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial information for the three months ended March 31, 2000 and 1999. The results of interim periods are not necessarily indicative of results to be expected for the year.

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

     In connection with the transaction and in exchange for all of the shares of the capital stock of WGPCHL, the Company issued to Wood Group 1,350,000 shares of its common stock, par value $0.01 per share (the "Common Stock"), representing approximately 0.5% of the currently issued and outstanding shares of Common Stock. In addition, the Company issued 1,850,000 shares of its Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), which was converted into an aggregate of 1,850,000 shares of Common Stock in February 2000.

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

(3)  Segment and Related Information

     The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     Summarized financial information of the Company's reportable segments for the quarters ended March 31, 2000 and 1999 is shown in the following table:

                                            U.S.        Eastern
                                         Operations   Hemisphere    Other    Total
                                         -----------  -----------   -----    -----
     2000
     ----
     Revenues from external customers      $18,879     $ 6,074     $1,674   $26,627
     EBIT /(1)/                                775        (763)        23        35
     Total Assets                          $47,210     $17,634     $6,473   $71,317

     1999 (restated)
     ---------------
     Revenues from external customers      $14,002     $ 7,749     $  915   $22,666
     EBIT /(1)/                               (622)        257        (92)     (457)
     Total Assets                          $48,020     $18,069     $5,606   $71,695

                (1)  EBIT represents earnings before interest expense and taxes.

     The following table is a reconciliation of reportable segment EBIT to the Company's consolidated totals:

                                                    2000           1999
                                                   -----          -----
                                                                (restated)
     Total EBIT for reportable segments            $  35          $(457)
     Interest expense                               (516)          (471)
                                                   -----          -----
     Total consolidated loss
     before taxes                                  $(481)         $(928)
                                                   =====          =====

                             ERC INDUSTRIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement for Purposes of Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, prospects in its industry, and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effects of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, the effect of and risks associated with acquisitions, prices of, and the demand for crude oil and natural gas, drilling activity, weather, increased pressure on the Company's prices for its products and the margins thereon, the legislative environment in the United States and other countries, the condition of the capital and equity markets, and other risk factors identified herein.


Results of Operations

Industry wide, the average active domestic rig count as reported by Baker Hughes Incorporated, a leading industry observer, was up 32.2% to 711 for the three months ended March 31, 2000, compared with 538 for the three months ended March 31, 1999. The average active rig count is an important indicator of activity levels in the U.S. market.

The Company's revenues increased by $3.9 million to $26.6 million for the three months ended March 31, 2000 from $22.7 million for the three months ended March 31, 1999. The increase in revenues is principally due to the increase in the number of domestic rigs utilized which has had a favorable impact on the level of demand in the U.S. for the Company's products, offset partially by a decline in the level of activity in overseas markets.

The gross profit for the three months ended March 31, 2000 increased by $0.5
million to $5.5 million from $5.0 million for the same period last year.   Gross
profit as a percentage of revenues was 20.6% for the three months ended March 31, 2000 as compared with 22.2% for the three months ended March 31, 1999. The decrease in gross profit percentage was primarily due to the need to lower margins in order to retain business during a period of increased competition to maintain market share.

Selling, general and administrative expenses were $5.5 million for both the three months ended March 31, 2000 and 1999. The decrease in selling, general and administrative expenses, as a percentage of sales to 20.4% in the first three months of 2000 compared with 24.2% for the first three months of 1999 is due to an increase in revenues in the period while SG&A expense has remained constant.

The Company generated an operating income of $35,000 for the three months ended March 31, 2000 compared with an operating loss of $0.5 million for the three months ended March 31, 1999. The increase in operating income was due to increased sales volume.

Interest expense at $0.5 million for the three months ended March 31, 2000 was unchanged compared to the same period in 1999.

The benefit for income taxes for the three months ended March 31, 2000 was $146,000 compared to a benefit of $169,000 for the equivalent period in 1999. The effective tax rate moved from 18% in 1999 to 30% in 2000 primarily because management believed the losses incurred by its U.K. and Venezuelan operations during the period to March 1999 may not provide future tax benefits to the Company.

Numerous companies, some of which have substantially greater resources than the Company, are engaged primarily in the manufacturing, installation and maintenance of wellheads, valves and drilling equipment as well as other types of oilfield equipment. In addition, some foreign manufacturers make only valves. Over the past several years, severe price competition has continued to have a substantial impact on profit margins. The Company believes that the reduction in demand in the latter part of 1998 and during 1999 for its services was largely attributable to depressed oil prices. While the increase in oil and gas prices so far in 2000 has seen an increase in demand for its products, the Company cannot predict the future level of demand for its services or future conditions in the oil and gas service industry, management believes a complete recovery in the Company's market will require sustained recovery in the oil and gas industry as a whole.

Liquidity and Capital Resources

On January 20, 1999, the Company obtained a $2 million unsecured line of credit with a U.S. bank, which is guaranteed by the Company's principal stockholder, John Wood Group PLC. The line of credit is used for the purpose of general working capital requirements, and $0.6 million was available for additional borrowings on the line of credit at March 31, 2000.

On September 2, 1998, the Company obtained a $22 million line of credit with John Wood Group PLC. At March 31, 2000, $9.6 million was available for additional borrowings under this line of credit.

The Company's United Kingdom subsidiaries have lines of credit with a bank in Scotland provided as part of a group banking arrangement with John Wood Group PLC. The line of credit is issued for the purpose of general working capital requirements and provides overdraft and documentary credit facilities. The amount outstanding under this agreement at March 31, 2000 was $8.5 million.

Wood Group Pressure Control U.K. Limited also has a loan from John Wood Group PLC amounting to $3.2 million, which is repayable on demand. The loan is used for the purpose of general working requirements.

The Company's Abu Dhabi subsidiary has a line of credit of up to $0.5 million with a bank in Scotland provided as part of a group banking arrangement with Wood Group. The amount outstanding under this agreement at March 31, 2000 was $0.1 million. In addition, the subsidiary has a loan of $0.7 million from Wood Group.

The Company believes it will be able to renew the line of credit and loan with John Wood Group PLC so as to ensure that the Company will have sufficient financial resources to fund its working capital requirements through 2000.

Working capital at March 31, 2000 was $17.6 million compared to $17.4 million at December 31, 1999. The Company currently anticipates incurring capital expenditures of $1.3 million through the fiscal year ending December 31, 2000. The Company expects to fund these expenditures from amounts available under the line of credit facilities, cash provided by operations and/or capital lease transactions.

Pending Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133 is effective for the Company in 2001. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adoption will have a material effect on the Company's results of operations, cash flows or financial conditions.

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

The Merger Agreement specifies certain conditions that must be satisfied prior to the closing of the Merger, including, among other things, (a) the approval and adoption of the Merger Agreement and the Merger by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock not owned by the Reporting Person that are voting for or against the matter at the meeting of stockholders called for such purpose, and (b) the absence of any court order, decree or injunction that prohibits the consummation of the Merger.

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

On May 1, 2000, Alan Senn resigned as Company President (while retaining his position on the Board) to become President of Wood Corp. ESP, a fellow affiliate of Wood Corp. Also on May 1, 2000, Scott Bender joined the Company's Board and was elected as President, and Joel Bender joined the Company as Senior Vice President, Operations.

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


Item 2.  Changes in Securities.
         ---------------------

         None.

         During the three months ended March 31, 2000, the Company made no unregistered sales of its equity securities.


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

         None.


Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits:

              27.1  Financial Data Schedule/(1)/.

         (b)  Reports on Form 8-K:

              During the first quarter of the fiscal year ended December 31, 2000, the Company filed no reports on Form 8-K.

              ______________________
              /(1)/  Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 11, 2000                                 ERC INDUSTRIES, INC.
                                      ------------------------------------------



                                                 /s/ Scott J. Bender
                                      ------------------------------------------
                                                   Scott J. Bender
                                           President and Chief Operating Officer



                                                  /s/ James E. Klima
                                      ------------------------------------------
                                                     James E. Klima
                                      Vice President and Chief Financial Officer